Form 10-K
period 2002-12-31
COMMERCIAL CAPITAL BANCORP INC
filed 2003-03-27
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50126

COMMERCIAL CAPITAL BANCORP, INC.

(Name of Registrant as Specified in its charter)

Nevada	33-0865080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Venture, 3rd Floor Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 585-7500

Securities registered under Section 12(b) of the Exchange Act:

NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK (PAR VALUE $0.001 PER SHARE)

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐  No  ☒

The aggregate value of the 10,016,870 shares of Common Stock of the registrant issued and outstanding, which excludes 4,337,988 shares held by all directors and executive officers of the registrant as a group, was approximately $96.2 million based on the last closing sales price on a share of Common Stock of $9.60 as of March 14, 2003.

Number of shares of common stock outstanding as of March 24, 2003: 14,354,858

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates portions of its definitive proxy statement for the Annual Meeting of Stockholders for 2003 in Part III.

PART I

Cautionary Statement Regarding Forward-Looking Statements

A number of the presentations and disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within California;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1.    Business.

General

Commercial Capital Bancorp, Inc., a Nevada corporation, is a diversified financial services holding company that provides a variety of lending and deposit products and services to middle market commercial businesses, income property real estate investors, related real estate service companies and high net worth individuals and professionals. We are one of the largest independent banking organizations headquartered in Orange County, California and, based on the percentage growth in our assets on a quarterly basis over the past 24 months, we have been the fastest growing banking organization in Orange County according to Federal Deposit Insurance Corporation (“FDIC”) data. We conduct our operations through Commercial Capital Bank, FSB, a federally chartered savings bank (“Commercial Capital Bank”), Financial Institutional Partners Mortgage Corporation, a commercial mortgage banking company (“FIPMC”), and ComCap Financial Services Inc., a registered broker dealer (“ComCap”). We were formed in June 1999 and did not conduct any significant operations or engage in any activities with either FIPMC or Commercial Capital Bank until we became the holding company for FIPMC and Commercial Capital Bank in December 2000. On December 20, 2002, we completed our initial public offering and sold 5,000,000 shares, raising net proceeds of $35.8 million. An additional 375,000 shares were sold in January 2003 pursuant to an exercise by the underwriters of an over-allotment option granted to them, resulting in additional net proceeds of $2.8 million. At December 31, 2002, we had consolidated total assets of $849.5 million, net loans held for investment of $469.2 million, total deposits of $312.3 million and stockholders’ equity of $77.6 million.

We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked fourth in the state in originations of such loans for the year ended December 31, 2002, with an aggregate of 2.69% of total originations. We originate multi-family residential loans and, to a lesser extent, loans secured by commercial real estate, both for our portfolio as well as for sale for cash on a nonrecourse basis to a network of commercial banks and savings institutions located primarily within California. We have generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances ranging between $500,000 and $5.0 million. The characteristics of these loans are very similar to those of one-to-four unit residential loans with monthly payment requirements and a 30-year amortization. Since most multi-family residential lenders have experienced low levels of delinquencies in recent years, the demand and pricing for multi-family residential loans is very competitive, with pricing often at or below pricing for one-to-four family unit residential loans. Notwithstanding the foregoing, multi-family lending entails different risks when compared to single-family residential lending because multi-family loans typically involve large loan balances and payment on such loans is partially dependent on the successful operation of the property. However, the market for multi-family residential loans is less volatile during periods of significant refinancings due to higher loan costs (loan points and fees) and prepayment fees associated with multi-family residential lending.

We also offer our clients commercial business loans, select trust and investment services and a variety of deposit products. We maintain a significant portfolio of securities, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government sponsored enterprises, hereinafter referred to as U.S. government agency mortgage-backed securities, both as a means to enhance our returns, as well as to manage our liquidity and capital.

Our rapid growth and expansion is the result of our adherence to a business model that reflects a systematic and gradual approach toward the establishment of an integrated financial services company, first, through the establishment of a loan origination platform and the development of a secondary market for such loan originations, second, through the acquisition and development of a commercial banking platform, and finally, through the integration of our business operations in order to enhance our growth and profitability.

Our History

Our growth and expansion since the formation of FIPMC are the result of our adherence to a business model which was created by our founding stockholders. This business model reflects a systematic and gradual approach toward the establishment of an integrated financial services company that can be summarized in three phases beginning in 1998:

Phase I: April 1998 to December 1999:    Developed multi-family loan origination and secondary market distribution capabilities.

•	Identified a market opportunity for multi-family loan originations: In early 1998, the financial services sector in California experienced significant consolidation. A number of large financial institutions that had been active multi-family residential lenders were acquired and their separate multi-family residential loan origination efforts were curtailed. Our founding stockholders recognized that the $6.0 billion multi-family loan origination market was open to new providers of financing. FIPMC was organized in April 1998 to originate small- to medium-sized, adjustable-rate multi-family residential and commercial real estate loans ranging in size from $500,000 to $5.0 million. In addition, the disruption of the commercial mortgage-backed securities market later that year made it increasingly more difficult for lenders in the market to securitize and sell multi-family residential and commercial real estate loans. As a result, the lenders in the market who relied on securitization as a source of liquidity were originating fewer loans at higher interest rates due to the lack of a secondary market for such loans. Management observed these trends in the market and, in shaping their ongoing business strategy, recognized that there was an opportunity for originators of small- to medium-sized, adjustable-rate multi-family and commercial real estate loans which were not reliant on securitizations as a source of liquidity.

•	Assembled an experienced loan origination team: The consolidation activity provided us with an opportunity to hire experienced multi-family residential loan originators, underwriters and processors from many of the acquired institutions. Led by David S. DePillo, our Vice Chairman, President and Chief Operating Officer, who had formerly managed the multi-family banking unit of Home Savings of America, along with its real estate development subsidiaries, we hired a number of experienced loan originators, underwriters and processors from the leading multi-family and commercial real estate lending institutions in California. By building FIPMC’s lending unit in this manner, management believes that it was able to quickly and credibly build market share due to the experience, reputation and knowledge of its personnel.

•	Invested in infrastructure which we believe is capable of supporting up to $2 billion of annual loan originations: Consistent with our long-term growth plans, we initially invested in technology and systems that management believes will be sufficient to support up to $2 billion in annual loan originations. After only six months of operations, at December 31, 1998, we were ranked as the eleventh largest multi-family lender in California by dollar volume, having originated a total of $126.5 million of such loans. For the year ended December 31, 2000, FIPMC originated a total of $314.9 million loans and was ranked fifth in California in the origination of multi-family residential real estate loans. From its inception through December 31, 2002, FIPMC originated an aggregate of $2.0 billion of multi-family residential and commercial real estate loans, with $748.6 million having been originated in the year ended December 31, 2002.

•

Developed a secondary market distribution system for multi-family residential and commercial real estate loan sales:    Recognizing a growing demand by banks and thrifts located in California for quality, adjustable-rate multi-family and commercial real estate loans, management began developing a secondary market distribution system by building upon our existing relationships with numerous financial institutions primarily based in California to whom we began selling our originations on a loan-by-loan basis. In addition to the loan underwriting process done by FIPMC, management believes that each of these acquiring institutions underwrites each of the loans we sell them. Management believes that this process of constantly having our market pricing and credit quality checked by secondary market buyers of our loan production on a loan-by-loan basis, combined with the fact that we have not had any net charge-offs on loans held by us for investment since we began acquiring loans from FIPMC in late 2000, demonstrates the quality of our loan originations to date. In addition, having witnessed the disruption of the commercial mortgage-backed securities market in late 1998, coupled with the high demand for quality, adjustable-rate loans by banks and thrifts in California, management believes that this secondary market distribution strategy gave them a competitive advantage in gaining market share.

Phase II: January 2000 to March 2002:    Acquired and built a commercial banking platform with deposit gathering capability.    Having built a successful multi-family residential and commercial real estate loan origination capability, we then focused on developing the capability to retain a portion of our loans on our balance sheet and providing commercial banking products and services to our target client base, the high net worth, income property real estate investors, property management companies and related real estate service companies with whom we were already conducting business.

•	Acquired a small savings institution: In January 2000, our founding stockholders organized an investor group to acquire approximately 84% of the common stock of a small savings institution with $42.9 million of total assets and $22.4 million in deposits. Immediately following its acquisition, a new management team and board of directors were appointed, the institution’s name was changed to Commercial Capital Bank, FSB, its headquarters were moved from Riverside to Irvine, California, its systems were converted to support a commercial banking platform, and comprehensive policies and risk management procedures were established. On December 22, 2000, Commercial Capital Bancorp became the holding company for FIPMC and acquired approximately 90% of the common stock of Commercial Capital Bank, the remaining shares of which were acquired in December 2001.

•	Restructured Commercial Capital Bank’s balance sheet: Now focused on providing financial services to commercial businesses and income property real estate investors, we restructured Commercial Capital Bank’s balance sheet by selling a majority of Commercial Capital Bank’s single-family residential loans and purchasing multi-family residential loans and, to a lesser extent, commercial real estate loans from FIPMC, as well as purchasing U.S. government agency mortgage-backed securities. Commercial Capital Bank continues to separately underwrite and purchase up to 50% (subject to regulatory limitations) of FIPMC’s loan production.

•	Issued trust preferred securities to increase Tier 1 capital and support balance sheet growth: To support the balance sheet growth of Commercial Capital Bank, we issued $35 million of trust preferred securities in three offerings in 2001 and early 2002, and downstreamed approximately $29.8 million of the net proceeds to Commercial Capital Bank which qualified as Tier 1 capital for Commercial Capital Bank.

•	Launched trust business: To respond to the need for trust and investment services by our target client base, Commercial Capital Bank formed a trust department in November 2000. By outsourcing the money management and investment functions to a third party provider, we believe we are able to provide quality service and expertise at competitive pricing while minimizing overhead. Although our trust department has not yet generated significant revenues, we believe that this operation will positively contribute to our noninterest income in future periods.

•	Achieved significant balance sheet and earnings growth: As of March 31, 2002, we had grown on a consolidated basis to $602.2 million of total assets, $282.3 million of net loans held for investment, $173.3 million of deposits and $28.2 million of stockholders’ equity and generated $1.5 million of net income for the three months ended March 31, 2002.

Phase III: March 2002 to December 31, 2002:    Integrated asset origination and commercial banking platform.    We are focused on providing a full range of banking products and services to our target client base and continue to strengthen our internal operations. More recently, we have:

•	Launched money market deposit account to grow transactional account base: We have been increasing our emphasis on attracting retail deposits from both business and high net worth private client relationships throughout Orange, Riverside and Los Angeles counties. Since December 31, 2001, Commercial Capital Bank has reduced its reliance on certificates of deposit and has been promoting its money market deposit product, which has proved successful in attracting a significant amount of such deposits. At December 31, 2002, our money market accounts totaled $176.2 million, or 56.4% of total deposits, as compared to $5.2 million, or 4.4% of total deposits, at December 31, 2001.

•	Bolstered Internal Policies and Procedures: In June 2002, we hired Richard Sanchez, formerly Deputy Director of the Western Region of the Office of Thrift Supervision, or OTS, as Executive Vice President and head of Corporate Risk Management and Government Relations to help us manage and anticipate internal and external risks relating to regulatory, audit and strategic issues and to support our growth to a substantially larger, full-service financial institution.

•	Acquired ComCap to provide fixed income brokerage services: To better service the fixed income investment needs of our target client base, we acquired ComCap in July 2002.

•	Expanded our commercial banking and deposit gathering efforts: In September 2002, we hired J. Chris Walsh, a 24-year southern California banking veteran and most recently, President of Sunwest Bank, based in Orange County, as Executive Vice President and head of Relationship Banking. Mr. Walsh started his career with Security Pacific National Bank prior to its merger with Bank of America and has held senior management positions with Bank of California, U.S. Trust and California Bank & Trust. Mr. Walsh has extensive private, retail and commercial relationship banking experience and will lead our efforts to build our core deposit base and commercial and private banking services.

•	Opened a new branch in south Orange County: To better attract and service high net worth and business deposit relationships, we opened a new branch office in September 2002 in a high-end retail center located in south Orange County.

•	Completed initial public offering of our common stock: On December 20, 2002, we completed the sale of 5,000,000 shares of our common stock in our initial public offering. An additional 375,000 shares were issued on January 9, 2003 pursuant to the exercise of an over-allotment option granted to the underwriters of our public offering. We raised net proceeds of approximately $38.6 million (including the underwriters’ over-allotment option) from the offering.

•	Continued to achieve significant balance sheet and earnings growth: As of December 31, 2002, we had grown on a consolidated basis to $849.5 million of total assets, $469.2 million of net loans held for investment, $312.3 million of deposits and $77.6 million of stockholders’ equity and generated $9.7 million of net income for the year ended December 31, 2002

From our beginnings as a multi-family and commercial mortgage banking company in 1998, we have grown to become a broadly diversified financial institution and one of the largest independent financial institutions based in Orange County. We have demonstrated an ability to originate quality multi-family residential and commercial real estate loans in the California market. We have also demonstrated an ability to grow our deposit base. The relationships we have developed in this market since 1998 have led us to focus on a market niche of middle market commercial businesses, income property real estate investors, property management companies, related real estate service companies and high net worth individuals. We believe that by providing a full range of loan, deposit, trust and asset management services to this target market, we will be able to continue to increase our profitability and diversify our sources and types of income.

Building upon our four year base of operations, we believe we are now well-positioned for future growth and to implement our strategic priorities, which include:

Continuing to build our deposit relationships and commercial banking franchise:    As of December 31, 2002, we had grown to $312.3 million of deposits. We will continue to promote our commercial banking franchise in order to build on established deposit relationships, which we believe over time will lower our cost of funds and increase the franchise value of our institution. We are currently promoting our money market accounts, which totaled $176.2 million, or 56.4% of total deposits, at December 31, 2002, compared to $5.2 million, or 4.4% of total deposits, at December 31, 2001. In addition to our new branch office in south Orange County which opened in September 2002, we will consider opening new branch offices and acquiring branch offices and/or whole institutions in our market area that we believe will enhance our deposit and commercial banking relationships. In March 2003, the Company announced that it had entered into a lease agreement for the purpose of opening its San Diego County branch in LaJolla, California. In addition to the recent hiring of the head of our relationship banking group, we are actively seeking to hire experienced commercial business development officers with strong business relationships in our markets in order to expand and enhance our current deposit and commercial banking operations.

Increasing our loans held for investment and our securities portfolio while maintaining the quality of our assets:    As of December 31, 2002, we had grown to $849.5 million of total assets, $469.2 million of net loans held for investment and $310.1 million of securities. The capital raised in our recent public stock offering will facilitate the continued growth in Commercial Capital Bank’s balance sheet, thereby permitting Commercial Capital Bank to increase the amount of multi-family residential and commercial real estate loans and U.S. government agency mortgage-backed securities which it may purchase and hold in its portfolio. We believe that this growth can be accomplished without sacrificing the quality of our assets. Our lending professionals have a strong, proven track record of performance, and follow policies and procedures that we believe provide for a rigorous underwriting of all loans originated by FIPMC. We had no non-performing assets as of December 31, 2002, nor did we have any non-performing assets at December 31, 2001 or 2000. We believe that an increase in our loans held for investment and our securities portfolio will enhance our net interest income.

Expanding our mortgage banking originations:    Since our inception, we have incurred substantial expenses in hiring our management team and related personnel and building our delivery systems and infrastructure to support our growth. Management believes that as a result of our prior investments, FIPMC’s existing origination platform is capable of processing over $2 billion of annual loan originations and Commercial Capital Bank has the capacity to service the loans expected to be purchased from FIPMC. In addition, we have expanded our secondary market distribution system by developing relationships with over 40 financial institutions primarily based in California to whom we sell our loan originations on a loan-by-loan basis. Consequently, management believes that we are well positioned to continue to grow our multi-family residential and commercial loan originations and that continued incremental growth will not cause our operating expenses to increase by a proportionate amount.

Increasing our profitability and diversifying our sources and types of income:    We generated earnings of $9.7 million for the year ended December 31, 2002 and $1.6 million for the year ended December 31, 2001, which amounted to a return on average assets of 1.50% and 0.66% and a return on average equity of 27.69% and 5.98%, respectively, during these periods. Approximately 10.9% of our total revenues (which is comprised of total interest income and total noninterest income) during the year ended December 31, 2002 and approximately 15.9% of our total revenues during the year ended December 31, 2001 were comprised of non-interest income from our mortgage banking operations. We expect to continue to enhance our net interest income as we increase our loans held for investment and our securities portfolio. We also expect to increase our non-interest income generated by our mortgage banking operations and the investment services offered by ComCap and Commercial Capital Bank’s trust department.

Risk Factors

We have a limited operating history which makes it difficult to predict our future prospects and financial performance.    We commenced operations in April 1998 and acquired Commercial Capital Bank in December 2000. Our activities during 1998, 1999 and 2000 were focused on starting-up our operations, building our infrastructure, restructuring Commercial Capital Bank’s balance sheet and achieving the necessary scale in our mortgage banking and banking businesses to enhance our profitability. Consequently, we have limited meaningful historical financial data upon which to determine its future prospects. Although we have reported favorable operating results for the year ended December 31, 2002, no assurance can be made that we will be successful in achieving or maintaining our profitability in future periods.

Our multi-family residential and commercial real estate loans held for investment are relatively unseasoned, and defaults on such loans would adversely affect our financial condition and results of operations.    Our multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after January 2000 and are, consequently, unseasoned. The payment on such loans is typically dependent on the successful operation of the project, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and prospects.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely impact our growth strategy and prospects.    Commercial Capital Bank relies on deposits, advances from the Federal Home Loan Bank, or FHLB, of San Francisco and reverse repurchase agreements to fund its operations. Commercial Capital Bank has also historically relied on certificates of deposit, primarily obtained out of our market area. While Commercial Capital Bank has reduced its reliance on certificates of deposit and has been successful in promoting its money market deposit product, jumbo and brokered deposits nevertheless constituted a significant portion of total deposits at December 31, 2002. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that Commercial Capital Bank would be able to replace such funds at any given point in time were its financial condition or market conditions to change.

Commercial Capital Bancorp relies on reverse repurchase agreements to fund its purchase of securities and FIPMC relies on reverse repurchase agreements to fund its purchase of securities as well as a warehouse line of credit to fund its loan originations. The warehouse line of credit agreement is renewable annually.

Although we consider such sources of funds adequate for our current capital needs, we may seek additional debt or equity capital in the future to achieve our long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt refinancing arrangements may require us to pledge some of our assets and enter into covenants that would restrict our ability to incur further indebtedness. There can be no assurance that additional financing sources, if sought, would be available to us or, if available, would be on terms favorable to us. If additional financing sources are unavailable or are not available on reasonable terms, our growth strategy and future prospects could be adversely impacted.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.    We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	inflation;

•	recession;

•	a rise in unemployment;

•	tightening money supply; and

•	domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce our profits. We expect that Commercial Capital Bank will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Commercial Capital Bank is vulnerable to an increase in interest rates because its interest-earning assets generally have longer durations than its interest-bearing liabilities. As a result, material and prolonged increases in interest rates would decrease Commercial Capital Bank’s net interest income. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect Commercial Capital Bank’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

Although our asset and liability management function is primarily focused on Commercial Capital Bank, FIPMC and Commercial Capital Bancorp are also generally exposed to interest rate risk. Changes in interest rates affect the net interest income earned on their securities portfolios, after deducting the rates paid on their reverse repurchase agreements (which are used to fund the purchase of such securities), as the well as the value of their securities portfolios. In addition, changes in interest rates affect the net interest income FIPMC earns on loans held for sale. To the extent FIPMC pools loans in the future, its interest rate risk with respect to its loans held for sale may increase. Consequently, changes in the levels of market interest rates could materially and adversely affect FIPMC’s and Commercial Capital Bancorp’s net interest spread, the market value of their securities portfolios and their overall profitability.

We may have difficulty managing our growth which may divert resources and limit our ability to successfully expand our operations.    We have grown substantially during the last couple of years. We expect to continue to experience significant growth in the amount of our assets, the level of our deposits, the number of our clients and the scale of our operations. Our future profitability will depend in part on our continued ability to grow and we can give no assurance that we will be able to sustain our historical growth rate or even be able to grow at all.

In recent years, we have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish our infrastructure to support our future loan growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Thus, we cannot give assurances that our growth strategy will not place a strain on our administrative and operational infrastructure.

In addition, we intend to grow our deposits and expand our commercial banking franchise and are seeking to hire several experienced commercial business relationship officers. Such expansion will require additional capital expenditures and we may not be successful expanding our franchise or in attracting or retaining the personnel we require. Furthermore, various factors such as economic conditions, regulatory and legislative considerations and competition may impede or limit our growth. If we are unable to expand our business as we anticipate, we may be unable to realize any benefit from the investments we have made to support future growth. Alternatively, if we are unable to manage future expansion in our operations, we may have to incur additional expenditures beyond current projections to support such growth.

Commercial Capital Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to service our debt and pay dividends.    We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We currently depend on our cash and liquidity as well as dividends from FIPMC to pay our operating expenses and interest payments due on our trust preferred securities. No assurance can be made that in the future FIPMC will have the capacity to pay the necessary dividends and that we will not require dividends from Commercial Capital Bank to satisfy our obligations. The availability of dividends from Commercial Capital Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Commercial Capital Bank and other factors, that the OTS could assert that payment of dividends or other payments by Commercial Capital Bank are an unsafe or unsound practice. In the event FIPMC is unable to pay dividends sufficient to satisfy our obligations and Commercial Capital Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from Commercial Capital Bank could adversely affect our financial condition, results of operations and prospects.

Our allowance for loan losses may not be adequate to cover actual losses.    Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on our prior experience, as well as an evaluation of the risks associated with our loans held for investment. A substantial portion of our loans are unseasoned and lack an established record of performance. To date, we have experienced negligible losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan losses or that regulators will not require we to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in California, could hurt our business.    Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within California, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

A downturn in the California real estate market could hurt our business.    Since commencing operations, our business activities and credit exposure have been concentrated in California. A downturn in the California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

We may suffer losses in our loan portfolio despite our underwriting practices.    We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Our ownership is concentrated in the hands of our executive officers who may not make decisions that are in the best interests of all stockholders.    As of December 31, 2002, two of our senior executive officers, Stephen H. Gordon and David S. DePillo, owned approximately 25.3% of our outstanding common stock. In addition, over the years, these senior executive officers have been granted options to acquire shares of our common stock, which when vested and exercised will increase their ownership of shares of our common stock. Assuming the full exercise of all outstanding options, Messrs. Gordon and DePillo would own in the aggregate approximately 31.9% of our outstanding common stock. As a result, these individuals, acting together, will have the ability to significantly influence the election and removal of our board of directors, as well as the outcome of all other matters to be decided by a vote of stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change in control may be in the best interests of our stockholders.

We are subject to extensive regulation which could adversely affect us.    Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, SEC rules pertaining to public reporting disclosures and banking regulations governing the amount of loans that a financial institution, such as Commercial Capital Bank, can acquire for investment from an affiliate, such as FIPMC. Specifically, in October 2002, the Federal Reserve Board proposed a rule that would limit the amount of loans that Commercial Capital Bank could purchase from FIPMC from 50% of the total loans originated by FIPMC to 100% of Commercial Capital Bank’s capital. To the extent such rule is adopted in its current form, Commercial Capital Bank’s ability to purchase loans from FIPMC would be significantly restricted. If the proposed regulation is adopted in a manner that would adversely impact Commercial Capital Bank’s ability to purchase loans originated by FIPMC, management believes that the loan processing, underwriting and funding of loans currently being conducted by FIPMC can be moved to Commercial Capital Bank. Commercial Capital Bank would then be the lender for loans it would acquire from FIPMC and FIPMC would continue to be the lender for loans originated for sale to outside third parties. We believe the transfer of activities conducted by FIPMC into Commercial Capital Bank would not have an adverse impact on our operations. In addition, the Financial Accounting Standards Board, or FASB, is considering changes which may require, among other things, the expensing of the costs relating to the issuance of stock options. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by we or otherwise adversely affect our business, financial condition or prospects.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by we, which could hurt our business.    We conduct our business operations primarily in California. Increased competition within California may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue our loan and deposit growth and our business, financial condition and prospects may be negatively affected.

Market Area Overview and Competition

The California multi-family residential lending market has performed extremely well since the recession of the early 1990’s. Consistent occupancy and stable rental rates have both contributed to property appreciation in most markets within California. The majority of the multi-family residential market consists of small-to medium-size multi-family projects, generally below 50 units in size, which are financed with loan amounts at or below $2.0 million. The characteristics of these loans are very similar to those of one-to-four unit residential loans with monthly payment requirements and 30-year amortization. During the prior recession, loans made by members of our management, who were then employed by another financial institution, experienced a lower percentage of multi-family delinquencies and charge-offs as compared to one-to-four family residential loans. In addition, the peak delinquencies occurred at approximately four years from origination, which was consistent with the timing of peak delinquencies on the other institution’s one-to-four family residential loan portfolios. Based on management’s prior experience in the industry prior to the recession of the early 1990’s, there was not a significant level of delinquencies or charge-offs associated with lending on multi-family residential properties in California. Notwithstanding the foregoing, multi-family lending entails different risks when compared to single-family residential lending because multi-family loans typically involve large loan balances and payment on such loans is partially dependent on the successful operation of the property. Specifically, problems with respect to the operation of a multi-family property could adversely affect the value of such property, particularly if the cash flow from such property’s operations are not sufficient to cover the applicable debt service and the underlying property has to be sold in order to satisfy the debt obligation. In such a scenario, the price received in a foreclosure sale could be less than our carrying value of the loan.

According to the National Multi Housing Council, the total market value of multi-family residential real estate in the United States is estimated to be over $1.3 trillion, which consists of 16.1 million apartment units. The total market value of multi-family residential real estate in California is estimated to amount to approximately $311 billion, consisting of 2.44 million apartment units, or 15% of the total U.S. market. As of 2000, six of the top ten U.S. multi-family housing markets were located in California, consisting of the metropolitan areas of Los Angeles, San Francisco, San Diego, San Jose, Oakland and Orange County, which together accounted for nearly $290 billion, or 22%, of the total U.S. market value.

The demand for housing within California, particularly multi-family housing, is very strong. According to the California Department of Housing and Community Development, during 1990, it was estimated that there was a shortage of 660,000 housing units within California and, according to the California Senate Office of Research, during the period of 1990 through 1997, the growth in California’s population outpaced the growth in California housing units by 50%. Research from the California Department of Housing and Community Development, indicates that through 2020, in order to meet housing demand in California, 220,000 housing units will need to be built each year. By comparison, according to the California Department of Housing and Community Development, for the period 1990 through 1997, an average of 91,000 housing units, including 27,000 multi-family units, were constructed in California per year. According to the National Multi Housing Council, during 2001, construction commenced on approximately 34,000 multi-family units in California.

Accordingly, we believe that within California, the demand for housing in general, and multi-family housing in particular, will remain strong for the immediate future.

Research from DataQuick indicates that during 2002, over 29,000 multi-family loans secured by properties located within California were originated. These loans had an aggregate principal balance of $18.1 billion and an average loan size of $616,000. This represented a 35% increase from the $13.4 billion of such loans originated during 2001 and a 99% increase from the $9.1 billion of such loans originated during 2000. During the year ended December 31, 2002, the largest two originators of multi-family residential loans within California were responsible for approximately 24.58% of such originations. The remainder of the market was highly fragmented, with approximately 900 institutions responsible for the remaining 75.42% of total originations, with no other institution responsible for more than 3.8% of total originations.

Based upon quarterly thrift financial reports which are required to be submitted by all savings institutions regulated by the Office of Thrift Supervision (“OTS”), multi-family residential loans have out-performed other loan categories in recent periods from an asset quality perspective. As of December 31, 2002 the latest date as of which information is available, the level of non-current (i.e., non-accrual loans and loans 90 days or more overdue but still accruing interest) multi-family residential loans as a percentage of total multi-family residential loans was 0.13%, as compared to 1.60% for construction and land loans, 1.22% for commercial real estate loans, 0.93% for single-family mortgage loans, 2.17% for commercial business loans and 0.64% for consumer loans. Based on an analysis of the geographic regions of the country prepared by the OTS, the ratio of non-current multi-family residential loans to total multi-family residential loans was even lower, amounting to 0.05% for the western region where we conduct our business operations.

Increased competition within California may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue our loan and deposit growth and our business, financial condition and prospects may be negatively affected.

Mortgage Banking Activities

General.    Our mortgage banking activities are conducted through our subsidiary, FIPMC. FIPMC focuses on the origination of adjustable-rate multi-family residential and, to a lesser extent, commercial real estate loans. FIPMC sells all of its loan production on a non-recourse basis with servicing released, to Commercial Capital Bank and to a network of other financial institutions located primarily in California. See “Regulation of Commercial Capital Bank—Affiliate Transactions” for a discussion of a proposed rule which, if adopted, would significantly restrict the amount of loans FIPMC could sell to Commercial Capital Bank.

Loan Originations.    FIPMC originated loans aggregating $748.6 million during the year ended December 31, 2002 and $483.0 million during the year ended December 31, 2001.

The following table sets forth total loan originations by FIPMC for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Loans originated:
Multi-family residential:
Number of loans	437	292	182
Volume of loans	$621,427	$369,405	$244,327
Average loan size	1,422	1,265	1,342
Average LTV(1)	69.65%	69.17%	68.37%
Average DCR(2)	1.3094	1.3007	1.2707
Ratio of ARMs(3)	99.66%	99.89%	100.00%
Ratio of refinancings(3)	63.03	66.46	34.59
Commercial real estate:
Number of loans	32	27	23
Volume of loans	$55,218	$27,730	$27,012
Average loan size	1,726	1,027	1,174
Average LTV(1)	64.74%	62.87%	64.55%
Average DCR(2)	1.3824	1.3676	1.3404
Ratio of ARMs(3)	95.11%	100.00%	100.00%
Ratio of refinancings(3)	64.51	70.48	72.49
Single-family residential(4)	$—	$1,800	$—

Total in-house originations(5)	$676,645	$398,935	$271,339
Conduit originations	40,700	68,906	26,760
Brokered originations	31,286	15,207	16,849

Total loan originations	$748,631	$483,048	$314,948

(1)	Average loan-to-value, or LTV, is calculated based upon a weighted average of the product of the original principal loan balances and the appraised value of the collateral underlying the applicable loans, divided by the sum of the original principal loan balances.
(2)	Average debt coverage ratio, or DCR, is calculated based upon a weighted average of the product of the underwritten DCR and the original principal loan balances of the applicable loans, divided by the sum of the original principal loan balances.
(3)	Calculated as a percentage of the total dollar volume.
(4)	Consisted of one loan for the year ended December 31, 2001.
(5)	In-house originations consist of loans originated by FIPMC which are funded through its warehouse line of credit.

FIPMC concentrates its lending activities on the origination of small- to medium-sized, adjustable-rate multi-family residential loans, which are secured by rental apartment buildings located primarily in California. From FIPMC’s formation through December 31, 2002, 47.5% of FIPMC’s multi-family residential loan originations were secured by properties located in Los Angeles County, 9.4% were secured by properties located in Orange County, 8.8% were secured by properties located in Alameda County, 7.4% were secured by properties located in San Diego County and 4.1% were secured by properties located in Sacramento County. FIPMC emphasizes the origination of multi-family residential loans in the $500,000 to $5.0 million range, typically focusing on buildings with 16 to 100 units. Since inception through December 31, 2002, FIPMC’s historical average loan size was $1.4 million for multi-family residential loans. FIPMC originated $632.1 million in multi-family residential loans during the year ended December 31, 2002, which amounted to 84.4% of total originations during such year, compared to $403.3 million in multi-family residential loans during the year ended December 31, 2001, which amounted to 83.5% of total originations during such year, including in-house, conduit and brokered originations.

FIPMC also originates commercial real estate loans which are generally secured by mixed-use, shopping/retail centers, office buildings and multi-tenant industrial properties located primarily in California. From FIPMC’s formation through December 31, 2002, 32.0% of FIPMC’s commercial real estate loan originations were secured by properties located in Los Angeles County, 21.0% were secured by properties located in San Diego County, 15.5% were secured by properties located in Alameda County, 5.6% were secured by properties located in Contra Costa County and 5.2% were secured by properties located in Orange County. FIPMC emphasizes the origination of commercial real estate loans in the $500,000 to $5.0 million range, with a historical average loan size of $1.9 million since inception through December 31, 2002. FIPMC originated $116.5 million in commercial real estate loans during the year ended December 31, 2002, which amounted to 15.6% of total originations during such year, compared to $78.0 million in commercial real estate loans during the year ended December 31, 2001, which amounted to 16.1% of total originations during such year, including in-house, conduit and brokered originations.

FIPMC will originate multi-family residential loans for terms of up to 30 years, which are fully amortizing, and commercial real estate loans for terms of up to 10 years based upon a 25-year loan amortization schedule. Such loans are primarily adjustable-rate loans with an interest rate which adjusts based upon a variety of constant maturity treasury (“CMT”) or London Interbank Offer Rate (“LIBOR”)-based indices, although FIPMC also offers loans that have fixed interest rates for an initial period up to five years and adjust thereafter based on a spread determined at origination over the applicable index for the remaining loan term. FIPMC’s multi-family residential and commercial real estate loans generally have interest rate floors, payment caps and limited prepayment protection. As part of the criteria for underwriting such loans, FIPMC generally establishes a maximum loan-to-value ratio of 75% for multi-family loans and 75% for commercial real estate loans and requires a debt coverage ratio of 1.15 to 1 or more for multi-family loans and 1.25 to 1 or more for commercial real estate loans. For the year ended December 31, 2002, the multi-family residential loans originated by FIPMC had an average loan-to-value ratio of 69.65% and an average debt coverage ratio of 1.31 to 1, while the commercial real estate loans originated by FIPMC for such period had an average loan-to-value ratio of 64.74% and an average debt coverage ratio of 1.38 to 1.

FIPMC also offers, through its conduit program, multi-family residential and commercial real estate loans to borrowers who desire longer term, fixed-rate financing. The product offered by FIPMC consists of a fixed-rate loan that is eventually securitized through a major commercial mortgage-backed securities issuer. FIPMC has a letter of understanding with such commercial mortgage-backed securities issuer which sets forth the terms of how it will be paid for facilitating such loans. However, this commercial mortgage-backed securities issuer is not obligated to originate any specific amount of loans nor is it obligated to securitize any loans which it originates with the assistance of FIPMC. FIPMC also offers, through its brokered program, multi-family residential and commercial real estate loans which, because of size or other factors, are not consistent with FIPMC’s loan program. Conduit loans and brokered loans are not funded in FIPMC’s name and are not reflected on our balance sheet, but rather are funded in the originator’s name pursuant to the originator’s loan documentation. FIPMC does not fund these loans through its existing warehouse line of credit and does not aggregate the product for securitizations. FIPMC is paid a fee by the relevant originator for these transactions. FIPMC originated $72.0 million in conduit and brokered loans during the year ended December 31, 2002, which amounted to 9.6% of total originations during such period, compared to $84.1 million in conduit and brokered loans during the year ended December 31, 2001, which amounted to 17.4% of total originations during such year. During the years ended December 31, 2002 and 2001, FIPMC received $439,000 and $645,000 of fees, respectively, with respect to conduit and brokered loans.

At December 31, 2002, FIPMC’s loan origination activities were conducted out of seven offices in California. See “Properties” in Item 2 hereof. During 2003, FIPMC opened an office in Sacramento, California. Loan applications are attributable to direct marketing efforts by FIPMC’s loan originators, mortgage brokers, referrals from real estate brokers and developers, existing clients, walk-in clients and, to a lesser extent, advertising. At December 31, 2002, FIPMC employed 13 loan originators who are compensated primarily on a commission basis. During the year December 31, 2002, 74.1% of FIPMC’s loan originations were originated directly, while 25.9% of FIPMC’s loan originations were referred to FIPMC through mortgage brokers, as compared to the year ended December 31, 2001, during which 72.5% of FIPMC’s loans were direct originations and 27.5% of FIPMC’s loans were broker referrals.

Loan Origination Procedures and Underwriting Criteria.    FIPMC’s loan processing guidelines require that the preparation of all letters of interest, completion and processing of loan applications, underwriting and preparation of the necessary loan documentation be performed directly by FIPMC. FIPMC does not accept loan broker packages for processing and relies solely on its own origination process. Loan applications are examined for compliance with FIPMC’s underwriting and processing criteria and, if all requirements are met, FIPMC issues a commitment letter to the prospective borrower.

All loan originations must be underwritten in accordance with FIPMC’s underwriting criteria, which are prepared based on the relevant guidelines set forth by applicable regulatory authorities. FIPMC’s underwriting personnel, who operate primarily out of FIPMC’s main office, make their underwriting decisions independent of FIPMC’s loan origination personnel. Primary property underwriting criteria include the property’s loan-to-value ratio and debt coverage ratio. In originating loans, FIPMC bases its underwriting decisions on qualitative and quantitative evaluations of both the borrower and the property, but relies on the cash flow generated by the property as the primary source of repayment. The property’s underwriting criteria is adjusted based upon the type of transaction, for example, whether the loan is for a purchase or a refinancing, as well as the overall quality of the property. Borrower qualifications include minimum liquidity requirements, the borrower’s recurring cash flow and debt ratios, and background searches such as public record checks and credit history (including Fair, Isaac and Co., or FICO, credit scores). Additionally, FIPMC considers the borrower’s experience in owning or managing similar properties and FIPMC’s lending experience with the borrower. FIPMC also relies on qualitative factors such as the stability of the property and its sub-market, the quality of the property’s physical improvements, the property’s functional utility, the stability of rents and vacancies, and overall operations of the property and market. Other underwriting requirements include obtaining the necessary insurance and conducting an environmental review and a property appraisal. FIPMC maintains an independent third party appraiser panel that is periodically updated adding and excluding appraisers. All appraisers must provide copies of their current licenses and, among other items, sample appraisals, current client lists and references. The appraisers are engaged directly by FIPMC.

The multi-family residential loans originated by FIPMC are generally originated in accordance with the OTS’ standards qualifying such loans for the lowest risk weighting classification (i.e., 50%) for purposes of the OTS’ risk-based capital requirements (except for the requirement that such loans have 12 months of payment experience). A significant portion of the loans originated by FIPMC are sold to unaffiliated FDIC-insured financial institutions, who independently underwrite such loans.

FIPMC incurs costs in originating loans, including overhead and out-of-pocket expenses. Typically, when a loan is originated, the borrower pays an origination and processing fee, as well as various third party report fees. These fees have averaged 1.1% of the principal amount of the loan. To the extent a loan is referred to FIPMC through a loan broker, the broker will receive a portion of the loan origination fee. FIPMC may charge additional fees depending upon market conditions as well as FIPMC’s objectives concerning loan origination volume and pricing. The volume and types of loans made by FIPMC vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations.

Loan Sales.    FIPMC sells all of the loans it originates to either Commercial Capital Bank or a network of approximately 40 banks and savings institutions located primarily in California. Commercial Capital Bank will generally have the first opportunity to purchase a loan. Commercial Capital Bank is never a buyer of loans because of difficulty in otherwise completing a loan sale to a third party purchaser. In fact, pursuant to applicable regulatory requirements, Commercial Capital Bank must agree to acquire a particular loan prior to FIPMC’s commitment to originate such loan. Except with respect to loan sales to Commercial Capital Bank, FIPMC originates loans both with and without prior commitments to purchase such loans by specific buyers, but FIPMC’s loan purchasing clients are not otherwise obligated to buy a particular loan in advance. As of December 31, 2002, the top three purchasers of FIPMC’s loans had purchased in the aggregate 26.9%, 26.8% and 6.5% of total loan sales since FIPMC’s formation, excluding broker and conduit sales and sales of loans to Commercial Capital Bank. All of FIPMC’s loan sales are conducted on a non-recourse basis with the servicing obligations assumed by the purchaser. The price at which FIPMC sells its loans is determined based upon market factors. Loans sold to Commercial Capital Bank are sold on an arm’s length basis at a price equal to the average price of loan sales for the prior month. FIPMC’s loan sales are conducted on an individual loan-by-loan basis and FIPMC does not currently pool loans and sell them in bulk. However, FIPMC has entered into a sub-facility with its existing warehouse lender that provides it with the flexibility to aggregate loans and sell such loans in bulk. See “—Sources of Funds—Borrowings.” To the extent FIPMC determines to pool loans, it will be subject to interest rate and price risk between the period of time when it originates the loans and when it sells the loans. To the extent that FIPMC determines to hold its loans for longer periods of time pending their future sale, management of FIPMC may consider additional means of limiting its exposure to these risks. All of FIPMC’s loan sales are made pursuant to the terms of a Mortgage Loan Purchase Agreement.

FIPMC sold a total of $782.5 million of loans during the year ended December 31, 2002 (including conduit and brokered sales), of which 41.7% were sold to Commercial Capital Bank, compared to $452.6 million of loans during the year ended December 31, 2001 (including conduit and brokered sales), of which 29.7% were sold to Commercial Capital Bank. In connection with FIPMC’s loan sale activities, it is exposed to risk to the extent that a purchaser that has committed to purchase a loan from FIPMC defaults with respect to its obligation or to the extent that FIPMC originates a loan without obtaining a prior commitment to purchase such loan. In either case, the risk is that FIPMC cannot sell the loan or cannot sell the loan profitably. In addition, under such circumstances, FIPMC is subject to interest rate risk with respect to adjustable-rate loans that it has originated to the extent the interest rates on such loans do not adjust as rapidly as changes in the rate paid on its warehouse line of credit, as well as the additional cost of carry relating to the interest FIPMC pays on an originated loan pending its sale pursuant to its warehouse line of credit. To date, however, we have been able to profitably sell all loans we originate, even when a committed purchaser has failed to perform.

The following table sets forth total loan sales by FIPMC for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Loans Sold to Commercial Capital Bank:
Multi-family residential:
Number of loans	250	136	69
Volume of loans	$282,379	$115,134	$43,514
Average loan size	1,130	847	631
Average loan price(1)	101.19	100.98	100.72
Average LTV(2)	69.21%	67.95%	66.79%
Average DCR(3)	1.3016	1.3139	1.2504
Ratio of ARMs(4)	99.26%	99.65%	100.00%
Ratio of refinancings(4)	58.22	66.21	35.04
Commercial real estate:
Number of loans	24	19	11
Volume of loans	$44,123	$17,550	$7,757
Average loan size	1,838	924	705
Average loan price(1)	101.21	100.91	100.64
Average LTV(2)	64.83%	64.65%	66.43%
Average DCR(3)	1.3491	1.3299	1.3349
Ratio of ARMs(4)	100.00%	100.00%	100.00%
Ratio of refinancings(4)	61.46	72.71	65.78
Single-family residential	$—	$1,800	$—

Total loans sold to Commercial Capital Bank	$326,502	$134,484	$51,271

Loans Sold to Third Parties:
Multi-family residential:
Number of loans	199	134	121
Volume of loans	$372,349	$212,804	$200,695
Average loan size	1,871	1,588	1,659
Average loan price(1)	101.17	101.09	100.66
Average LTV(2)	70.00%	69.35%	69.85%
Average DCR(3)	1.3131	1.2970	1.2757
Ratio of ARMs(4)	100.00%	100.00%	100.00%
Ratio of refinancings(4)	67.42	63.62	34.00
Commercial real estate:
Number of loans	9	14	8
Volume of loans	$11,668	$21,170	$13,942
Average loan size	1,296	1,512	1,743
Average loan price(1)	101.49	101.13	100.93
Average LTV(2)	63.29%	64.75%	61.26%
Average DCR(3)	1.5257	1.3775	1.3008
Ratio of ARMs(4)	100.00%	100.00%	100.00%
Ratio of refinancings(4)	77.78	61.93	91.65

Total loans sold to third parties	$384,017	$233,974	$214,637

Total loans sold	710,519	368,458	265,908
Conduit sales	40,700	68,906	26,760
Brokered sales	31,286	15,207	16,849

Total settlements	$782,505	$452,571	$309,517

(Footnotes on following page)

(1)	Average loan price is calculated as a percentage of par.
(2)	Average LTV is calculated based upon a weighted average of the product of the original principal loan balances and the appraised value of the collateral underlying the applicable loans, divided by the sum of the original principal loan balances.
(3)	Average DCR is calculated based upon a weighted average of the product of the underwritten DCR and the original principal loan balances of the applicable loans, divided by the sum of the original principal loan balances.
(4)	Calculated as a percentage of the total dollar volume.

Loans Held for Investment and Lending Activities of Commercial Capital Bank

General.    Prior to our acquisition of Commercial Capital Bank, Commercial Capital Bank’s lending activities primarily focused on single-family residential lending. Since our acquisition of Commercial Capital Bank, it has focused on purchasing multi-family residential and, to a lesser extent, commercial real estate loans originated by FIPMC, which are then held for investment, thereby providing us with a steady stream of interest income that we were unable to realize prior to our acquisition of Commercial Capital Bank. To a much lesser extent, Commercial Capital Bank originates commercial business loans. There are no plans for Commercial Capital Bank to originate single-family residential or consumer loans except on a case-by-case basis as an accommodation to its banking clients. At December 31, 2002, net loans held for investment amounted to $469.2 million, which represented 55.2% of our $849.5 million of total assets at that date. Approximately 97.8% of loans held for investment at December 31, 2002 are either secured by properties located in California or made to clients residing in California.

The following table sets forth the composition of our loans held for investment by Commercial Capital Bank by type of loan at the dates indicated. We acquired Commercial Capital Bank on December 22, 2000. Consequently, information which would otherwise be presented in this table as of December 31, 1999 and 1998 has been omitted because it is not meaningful to our results or does not exist.

	At December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
Single-family	$4,134	0.9%	$7,802	4.1%	$19,928	24.5%
Multi-family	399,928	84.7	150,338	79.3	46,737	57.6
Commercial real estate	57,858	12.3	23,674	12.5	10,631	13.1
Commercial business loans(1)	9,917	2.1	7,822	4.1	3,837	4.7
Consumer loans(2)	129	—	77	—	76	0.1

Total loans held for investment	471,966	100.0%	189,713	100.0%	81,209	100.0%

Allowance for loan losses	(2,716)		(1,107)		(420)
Premiums for loans purchased(3)	167		262		377
Unearned net loan fees and discounts	(231)		(71)		(66)

	(2,780)		(916)		(109)

Net loans held for investment	$469,186		$188,797		$81,100

(1)	Includes commercial business lines of credit.
(2)	Includes consumer lines of credit.
(3)	Reflects premiums on loans purchased prior to our acquisition of Commercial Capital Bank.

The following table sets forth information at December 31, 2002 regarding the dollar amount of loans maturing in our loans held for investment portfolio based on the contractual terms to maturity or scheduled amortization, excluding potential prepayments. Loans with no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due 1 year or less	Due 1-5 years after December 31, 2002	Due 5 or more years after December 31, 2002	Total
	(Dollars in thousands)
Single-family residential loans	$—	$63	$4,071	$4,134
Multi-family residential loans	4,870	11,333	383,725	399,928
Commercial real estate loans	—	4,800	53,058	57,858
Commercial business loans	6,024	3,881	12	9,917
Consumer loans	68	10	51	129

Total loans held for investment(1)	$10,962	$20,087	$440,917	$471,966

(1)	Does not include loans held for sale.

Scheduled contractual amortization of loans does not reflect the expected term of our loans held for investment. The average life of our loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give us, as the lender, the right to declare such loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and any portion of the loan is still outstanding. The average life of mortgage loans tends to increase when mortgage loan rates available in the market are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than mortgage loan rates available in the market due to refinancings of loans at available lower rates. During periods of decreasing mortgage rates, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table sets forth the dollar amount of total loans held for investment due more than one year from December 31, 2002, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.

	Fixed rate	Floating or adjustable-rate	Total
	(Dollars in thousands)
Single-family residential loans	$893	$3,241	$4,134
Multi-family residential loans	2,668	392,390	395,058
Commercial real estate loans	2,692	55,166	57,858
Commercial business loans	—	3,893	3,893
Consumer loans	24	37	61

Total loans held for investment(1)	$6,277	$454,727	$461,004

(1)	Does not include loans held for sale.

Origination, Purchase and Sale of Loans.    Our loans held for investment were primarily acquired by Commercial Capital Bank through loan purchases from FIPMC. Commercial Capital Bank has also begun to originate a small number of commercial business loans. The following table sets forth Commercial Capital Bank’s loan originations, purchases and sales for the periods indicated with respect to its loans held for investment. We acquired Commercial Capital Bank on December 22, 2000.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Loan originations:
Commercial business	$12,115	$10,950	$—

Loans purchased:
Loans purchased from FIPMC:
Multi-family residential	282,379	115,134	—
Commercial real estate	44,123	17,550	—
Single-family	—	1,800	—
Loans purchased from others(1)	—	899	—
Loans acquired in connection with the purchase of Commercial Capital Bank	—	—	81,209

Total loans originated, purchased from FIPMC and others and acquired in connection with the purchase of Commercial Capital Bank	338,617	146,333	81,209
Loans sold	(3,304)	(18,356)	—
Loan principal reductions and payoffs	(53,060)	(19,473)	—

Net increase in loans held for investment	$282,253	$108,504	$81,209

(1)	Consists of one commercial real estate loan.

The lending activities of Commercial Capital Bank are subject to specified non-discriminatory underwriting standards and loan origination and purchase procedures established by Commercial Capital Bank’s board of directors and which are independent of those applied by FIPMC. With respect to loans that Commercial Capital Bank originates directly, such originations are obtained from a variety of sources, including referrals from FIPMC, real estate investors, brokers and other professionals, existing clients and walk-in clients. Commercial Capital Bank’s centralized underwriting department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent certified appraisers approved by Commercial Capital Bank’s board of directors. Commercial Capital Bank requires title, hazard and, to the extent applicable, flood insurance on all property serving as collateral for loans.

Loans purchased by Commercial Capital Bank from FIPMC are also underwritten by Commercial Capital Bank pursuant to the guidelines set forth above for direct originations. Loan purchases are always independently underwritten by Commercial Capital Bank even though FIPMC has previously underwritten each loan proposed to be sold to Commercial Capital Bank. As part of the underwriting process, Commercial Capital Bank loan officers perform additional independent due diligence, including appraisal reviews to confirm valuation and determination of compliance with all applicable regulatory requirements. In addition, pursuant to applicable regulatory requirements, Commercial Capital Bank must agree to acquire a particular loan prior to FIPMC’s commitment to originate such loan. See “Regulation of Commercial Capital Bank—Affiliate Transactions.”

Commercial Capital Bank’s loan officers perform full due diligence and underwrite all loan applications received by Commercial Capital Bank. No single officer has loan approval authority and thus all loan applications must be approved by at least two members of Commercial Capital Bank’s Officers’ Loan Committee, which consists of the president/chief operating officer, executive vice president/chief lending officer, executive vice president/chief administrative officer and vice president/lending officer. The Officers’ Loan Committee reviews all unsecured loans above $1.0 million and all real estate secured loans in excess of $2.0 million and has approval authority for unsecured loans up to $2.0 million and real estate secured loans up to $3.0 million. Any loans in excess of such amounts must be approved by Commercial Capital Bank’s Directors’ Loan Committee, which consists of at least three members of Commercial Capital Bank’s board of directors, two of whom must be outside directors. The Directors’ Loan Committee has approval authority up to $5.0 million for either individual loans or total loan relationships, which is considered Commercial Capital Bank’s “house limit.” All loans in excess of such house limit up to Commercial Capital Bank’s legal lending limit must be approved by a majority of Commercial Capital Bank’s full board of directors. In addition, the Directors’ Loan Committee ratifies all non-real estate secured loans originated or purchased by Commercial Capital Bank in excess of $1.0 million and all real estate secured loans in excess of $2.0 million. In January 2003, Commercial Capital Bank’s board of directors approved the following changes to the above lending authorities: the Officer’s Loan Committee reviews all unsecured loans above $2.0 million and all real estate secured loans in excess of $3.0 million and has approval authority for unsecured loans up to $3.0 million and real estate secured loans up to $5.0 million. The Directors’ Loan Committee has approval authority up to $10.0 million for either individual loans or total loan relationships, which is now considered Commercial Capital Bank’s “house limit.” The Directors’ Loan Committee ratifies all unsecured loans originated or purchased by Commercial Capital Bank in excess of $2.0 million and all real-estate secured loans in excess of $3.0 million.

A savings institution generally may not make loans to any one borrower or related entities if such loans would exceed 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2002, Commercial Capital Bank’s regulatory limit on loans-to-one borrower was $14.0 million and its five largest loans or groups of loans to one borrower, including related entities, were $7.3 million, $5.7 million, $5.5 million, $5.5 million and $5.3 million. All of these five largest loans or loan concentrations were secured by multi-family residential properties located in California, were originated during the last three years and were performing in accordance with their terms at December 31, 2002. See “Regulation—Regulation of Commercial Capital Bank—Loans-to-One Borrower Limitations.”

Multi-Family Residential and Commercial Real Estate Loans.    Since our acquisition of Commercial Capital Bank in December 2000, Commercial Capital Bank has focused its lending activities on the purchase of loans from FIPMC secured by multi-family and, to a lesser extent, commercial properties. Commercial Capital Bank has generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances ranging between $500,000 and $5.0 million, with an average balance of $972,000 for multi-family residential loans and $1.1 million for commercial real estate loans, at December 31, 2002. At December 31, 2002, Commercial Capital Bank had an aggregate of $399.9 million in multi-family residential loans, comprising 84.7% of total loans held for investment, and $57.9 million in commercial real estate loans, comprising 12.3% of total loans held for investment.

As a result of the capital raised in our recent stock offering, Commercial Capital Bank intends to increase its loan purchases from FIPMC, particularly multi-family residential and, to a lesser extent, commercial real estate loans. Despite this increase, however, we anticipate that Commercial Capital Bank will purchase less than 50% of the total dollar amount of loans originated by FIPMC due to applicable regulatory limitations. See “Regulation of Commercial Capital Bank—Affiliate Transactions.”

Commercial Business Loans.    Commercial Capital Bank also originates a limited amount of commercial business loans including acquisition lines, working capital lines of credit, inventory and accounts receivable loans, and equipment financing and term loans. Loan terms may vary from one to five years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal prime rate, plus a margin. At December 31, 2002, Commercial Capital Bank had an aggregate of $9.9 million of commercial business loans outstanding, or 2.1% of total loans held for investment. Total undisbursed commitments amounted to $5.6 million at December 31, 2002.

Consumer Loans.    Although Commercial Capital Bank is authorized to make loans for a wide variety of personal or consumer purposes, Commercial Capital Bank is not currently originating consumer loans. At December 31, 2002, Commercial Capital Bank had an aggregate of $129,000 of consumer loans. Commercial Capital Bank only intends to originate consumer loans on a case-by-case basis as an accommodation to its clients.

Single-Family Residential Loans.    Prior to our acquisition of Commercial Capital Bank in December 2000, Commercial Capital Bank’s primary lending activity consisted of the origination of single-family residential loans. Since we acquired Commercial Capital Bank, we have sold a significant amount of Commercial Capital Bank’s single-family residential loans. At December 31, 2002, $4.1 million of single-family residential loans, comprising 0.9% of total loans held for investment, continued to remain on Commercial Capital Bank’s balance sheet. Commercial Capital Bank only intends to originate single-family residential loans on a case-by-case basis as an accommodation to its clients.

Asset Quality

General.    Commercial Capital Bank’s Internal Asset Review Committee, consisting of Commercial Capital Bank’s president and chief operating officer, chief financial officer, chief lending officer, director of internal asset review and loan servicing manager, monitors the credit quality of Commercial Capital Bank’s assets, reviews classified and other identified loans and determines the proper level of reserves to allocate against Commercial Capital Bank’s loan portfolio, in each case subject to guidelines approved by Commercial Capital Bank’s board of directors. During 2003, Commercial Capital Bank’s EVP of Corporate Risk Management joined the Internal Asset Review Committee as chairman.

Loan Delinquencies.    When a borrower fails to make a required payment on a loan, Commercial Capital Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While Commercial Capital Bank generally prefers to work with borrowers to resolve such problems, if the account becomes 90 days delinquent, Commercial Capital Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. At December 31, 2002, Commercial Capital Bank did not have any loans delinquent 60 days or more.

Non-Performing Assets.    Commercial Capital Bank did not have any non-performing assets or troubled debt restructurings at December 31, 2002, nor did Commercial Capital Bank have any of such assets as of December 31, 2001 or 2000. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Non-performing loans are defined as non-accrual loans and loans 90 days or more overdue but still accruing interest, to the extent applicable. Troubled debt restructurings are defined as loans which a bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. At such time as Commercial Capital Bank has any non-performing assets, Commercial Capital Bank will place loans on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, Commercial Capital Bank will not accrue interest on loans past due 90 days or more.

Classified Assets.    Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Commercial Capital Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as special mention, substandard or doubtful result in Commercial Capital Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. Commercial Capital Bank has established another category, designated “special mention,” for assets which do not currently expose Commercial Capital Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 2002, Commercial Capital Bank had no classified loans and two loans designated as special mention with a total outstanding principal balance of $271,000.

Allowance for Loan Losses.    Like all financial institutions, we maintain an allowance for estimated loan losses based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, levels and trends in asset classifications, change in volume and mix of loans and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management’s judgment and experience. Provisions for loan losses are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula which incorporates the factors discussed above. Commercial Capital Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

To date, the losses we have experienced have been negligible. In addition, a substantial portion of our loans are unseasoned and lack an established record of performance. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Our amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and future losses may exceed current estimates. Commercial Capital Bank’s Internal Asset Review Committee undertakes a monthly evaluation of the adequacy of the allowance for loan losses, which is reviewed and approved at least quarterly by the board of directors. We provide an allowance to absorb losses that are both probable and reasonably quantifiable as well as for those that are not specifically identified but can be reasonably estimated.

The following table sets forth the activity in our allowance for loan losses for the years indicated. We acquired Commercial Capital Bank on December 22, 2000. Consequently, information which would otherwise be presented in this table for the years ended December 31, 1999 and 1998 has been omitted because it is not applicable.

	At and For the Years Ended December 31
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$1,107	$420	$—
Net recoveries	—	1	—
Provision for losses on loans	1,609	686	—

Balance at end of year	$2,716	$1,107	$420 (1)

Allowance for loan losses as a percent of total loans held for investment	0.58%	0.58%	0.52%

Ratio of net charge-offs to average loans held for investment	—%	—%	—%

(1)	Reflects allowance for loan losses acquired in connection with the purchase of Commercial Capital Bank.

The following table sets forth information concerning the allocation of our allowance for loan losses, which is maintained on Commercial Capital Bank’s loan portfolio, by loan category at the dates indicated. We acquired Commercial Capital Bank on December 22, 2000. Consequently, information which would otherwise be presented in this table for the years ended December 31, 1999 and 1998 has been omitted because it is not applicable.

	At December 31,
	2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family residential loans	$8	0.9%	$14	4.1%	$46	24.5%
Multi-family residential loans	2,000	84.7	752	79.3	234	57.6
Commercial real estate loans	579	12.3	237	12.5	107	13.1
Commercial business loans	129	2.1	104	4.1	32	4.7
Consumer loans	—	—	—	—	1	0.1

Total	$2,716	100.0%	$1,107	100.0%	$420	100.0%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses inherent in Commercial Capital Bank’s loan portfolio. The board of directors of Commercial Capital Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy consist of: (1) a quarterly analysis of reserve amounts; (2) approval by the board of directors of the quarterly analysis; and (3) division of the reserve into specific allocation and unspecified reserve portions. The analysis is based on management’s assessment of the historic rate of losses in addition to concentration, segmentation, regional economic conditions, non-performing loan and asset levels, past due status, composition of the portfolio, and other factors.

Specific Allocations

All classified loans are evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation is documented in the Internal Asset Review Report relating to a specific loan. Specific allocation of reserves considers the value of collateral, the financial condition of the borrower, and industry and current economic trends. We complete a real estate liquidation analysis with each Internal Asset Review Report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the real estate liquidation analysis are accounted for in the specific allocation reserve for the loan.

General Allowances

Management realizes that an institution’s past loss history should be considered in evaluating the inherent loss potential of the loan portfolio. Consequently, management has deemed it prudent to develop and implement a migration analysis for the determination of inherent loss potential for both its homogeneous and non-homogeneous loan portfolios. Homogeneous loan categories consist of one-to-four family residential mortgages and consumer loans. Multi-family residential loans less than $1.0 million and commercial real estate loans less than $750,000 are also treated as homogeneous loans for asset review purposes. Homogeneous loans are analyzed on a group or pool basis for evaluating credit quality and impairment under FASB’s SFAS No 5. Non-homogeneous loan categories consist of all other multi-family residential and commercial real estate loans and commercial business loans. These assets are reviewed individually for the purpose of evaluating credit quality and impairment under FASB’s SFAS No. 114. The migration loss percentage factors used for each risk class or grade for both homogeneous and non-homogeneous loan categories are based on the results of a migration analysis along with management’s judgment and experience.

General allowances are derived for consumer lending utilizing historical loss factors derived through migration analysis and adjusting for current trends, economic conditions and portfolio behavioral characteristics. Consumer lending poses more inherent risks than one-to-four family residential lending and, consequently, the loss factors are higher. Because of our limited loss history for one-to-four family residential loans, general allowances are derived utilizing historical industry loss factors, also adjusted for management’s assessment of the qualitative factors presented above. Loss factors are applied based upon delinquency status with higher loss factors applied as the number of days past due increases.

The non-homogeneous loan portfolio’s limited seasoning and loss history also necessitated loss factors for loan categories based upon historical industry loss factors adjusted for current trends, economic conditions and portfolio behavioral characteristics. Non-homogeneous loss factors are differentiated by the applicable risk grade for each loan category, rather than by delinquency status.

Investment Activities

We hold securities at Commercial Capital Bancorp, FIPMC and Commercial Capital Bank. At December 31, 2002, our consolidated securities portfolio amounted to $310.1 million, $3.9 million of which was held at Commercial Capital Bancorp, $72.7 million of which was held at FIPMC and $233.5 million of which was held at Commercial Capital Bank. The securities held at Commercial Capital Bancorp and FIPMC are held for liquidity purposes and to further deploy such entities’ equity, and thereby enhance our return on equity. These securities generally provide a high degree of cash flow and are funded by short-duration reverse repurchase agreements.

Commercial Capital Bank’s securities portfolio is managed in accordance with guidelines set by Commercial Capital Bank’s Asset/Liability Committee (“ALCO”). Specific day-to-day transactions affecting the securities portfolio are managed by Commercial Capital Bank’s chief executive officer and treasurer in accordance with its Funds Management Policy. These securities activities are reviewed monthly or more often, as needed, by Commercial Capital Bank’s ALCO and are reported monthly to Commercial Capital Bank’s board of directors.

The Funds Management Policy, which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by Commercial Capital Bank’s board of directors, authorizes

Commercial Capital Bank to invest in a variety of highly liquid, investment grade fixed-income, U.S. government and agency securities and other investment securities, subject to various limitations. The Funds Management Policy limits the amount Commercial Capital Bank can invest in various types of securities, places limits on average lives and durations of Commercial Capital Bank’s securities, limits the securities dealers that Commercial Capital Bank can conduct business with, and requires approval from a member of Commercial Capital Bank’s executive committee with respect to any investment other than U.S. government and U.S. government agency securities (including mortgage-backed securities) and municipal obligations. In addition, Commercial Capital Bank’s treasurer is prohibited from buying or selling any one security that is $5.0 million or greater without the approval of a member of Commercial Capital Bank’s executive committee and is prohibited from buying or selling any one security that is $15.0 million or greater without approval from two members of Commercial Capital Bank’s executive committee.

Although our policies permit us to invest in any investment grade securities, as of December 31, 2002, all of our investments have consisted of AAA-rated mortgage-backed securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, U.S. government securities and a mutual fund which was owned by Commercial Capital Bank prior to its acquisition and which has since been sold. At December 31, 2002, our consolidated securities portfolio consisted of $310.0 million of mortgage-backed securities, $307.9 million of which was classified as available-for-sale and $2.1 million of which was classified as held-to-maturity, and a $100,000 U.S. government security which was classified as available-for-sale.

Mortgage-backed securities, which are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family or multi-family mortgages, which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and Ginnie Mae. Of our total consolidated investment in mortgage-backed securities at December 31, 2002, $45.3 million consisted of Ginnie Mae pass-through certificates, $169.1 million consisted of Fannie Mae pass-through certificates and $95.6 million consisted of Freddie Mac pass-through certificates. Of the $310.0 million of mortgage-backed securities at December 31, 2002, $44.0 million, or 14.2%, have original terms to maturity of 30 years with an estimated average life of 1.6 years, $238.4 million, or 76.9%, have original terms to maturity of 15 years with an estimated average life of 3.5 years, $2.1 million, or 0.7%, have original terms to maturity of 10 years with an estimated average life of 8.7 years and $25.5 million or 8.2.% have original terms to maturity of seven years with an estimated average life of 3.9 years. At December 31, 2002, all of our mortgage-backed securities consisted of fixed-rate securities and all of our securities have original terms to maturity of seven or more years.

Mortgage-backed securities typically are issued with stated principal amounts, and are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, contractual scheduled amortization, as well as prepayment risk, are passed on to the certificate holder. The average life of a mortgage-backed pass-through security thus approximates the average life of the underlying pool of mortgages.

The following table sets forth the activity in our consolidated securities portfolio for the years indicated.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Securities at beginning of year	$119,685	$38,628	$—
Acquisition of securities in connection with the purchase of Commercial Capital Bank	—	—	38,570
Purchases	337,406	208,525	—
Sales	(102,261)	(113,935)	—
Repayments and prepayments	(51,983)	(12,392)	—
Increase in unrealized gain/(decrease in unrealized losses) on available-for-sale securities	7,227	(1,141)	58

Securities at end of year	$310,074	$119,685	$38,628

Sources of Funds

General.    Commercial Capital Bank’s primary sources of funds for use in its lending and investing activities consist of deposits, reverse repurchase agreements, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, and sales of, maturities and principal and interest payments on loans and securities. FIPMC’s primary sources of funds for use in its lending and investing activities consist of proceeds from the sale of loans, warehouse lines of credit, reverse repurchase agreements and sales of, maturities and principal repayments on securities. Commercial Capital Bancorp’s primary sources of funds for use in its investing activities consist of reverse repurchase agreements and sales of, maturities and principal repayments on securities. In addition, proceeds raised by us from sales of common stock and the issuance of trust preferred securities have been downstreamed primarily into Commercial Capital Bank and, to a lesser extent, FIPMC, in order to provide additional equity to support their operations. We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective, consistent with our asset and liability management policies.

Deposits.    Commercial Capital Bank offers a variety of deposit products and services at competitive interest rates. Commercial Capital Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising. Commercial Capital Bank also utilizes the services of deposit brokers to attract non-retail certificates of deposit, consisting largely of jumbo certificates of deposit and brokered deposits. Some of Commercial Capital Bank’s jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to Commercial Capital Bank and through the Internet.

Commercial Capital Bank attempts to price its deposit products in order to promote deposit growth and satisfy Commercial Capital Bank’s liquidity requirements and offers a variety of deposit products in order to satisfy its clients’ needs. Commercial Capital Bank’s current deposit products include regular checking, savings, NOW and money market deposit accounts; fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 30 days to five years; individual retirement accounts; and non-retail certificates of deposit consisting of jumbo (generally greater than or equal to $100,000) certificates, brokered certificates and public deposits. Commercial Capital Bank has historically relied on certificates of deposit, primarily obtained out of our market area through the Internet. As of December 31, 2002, we had $127.1 million of certificates of deposit, consisting of $65.5 million with balances less than $100,000, $61.5 million of jumbo certificates, including $30.0 million with the State of California, and $18.0 million of brokered certificates. Since December 31, 2001, Commercial Capital Bank has reduced its reliance on certificates of deposit and has been promoting its money market deposit product, which has attracted a significant amount of such deposits. At December 31, 2002, our money market accounts totaled $176.2 million, or 56.4% of total deposits, as compared to $5.2 million, or 4.4% of total deposits, at December 31, 2001. At December 31, 2002, Commercial Capital Bank had three deposits from the State of California that amounted to $30.0 million in the aggregate, which exceeded 5% of total deposits. Of these $30.0 million of aggregate deposits, $6.0 million matured on January 8, 2003, $14.0 million matured on February 21, 2003, and $10.0 million will mature on June 18, 2003.

Commercial Capital Bank’s three existing branches are located in Irvine, Rancho Santa Margarita and Riverside, California. Commercial Capital Bank will opportunistically consider further branch expansion if and when management believes that such expansion will enhance our franchise. In March 2003, Commercial Capital Bank entered into a lease agreement for the purpose of opening its San Diego County branch in LaJolla, California.

Since December 31, 2001, Commercial Capital Bank has increased its emphasis on attracting retail deposits from both business and high net worth private client relationships located throughout Orange, Riverside and Los Angeles counties, California. Commercial Capital Bank’s money market deposit accounts are obtained from both businesses and high net worth individuals, families, foundations and trusts, located primarily throughout southern California. Commercial Capital Bank is also focused on gathering deposits from borrower client relationships developed through FIPMC’s and our multi-family and commercial lending activities. Commercial Capital Bank has been successful in attracting deposits from those businesses involved in FIPMC’s lending activities. These businesses include property management companies, community associations, title and escrow companies, law firms and other middle-market businesses. Commercial Capital Bank intends to continue to focus on such clients as well as middle market businesses in and around its market area.

The following table shows the distribution of and other information relating to Commercial Capital Bank’s deposits by type as of the dates indicated. We acquired Commercial Capital Bank on December 22, 2000. Consequently, no information exists prior to such date.

	At December 31,
	2002		2001		2000
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$2,109	0.7%	$3,918	3.3%	$3,884	6.4%
Money market deposit accounts	176,194	56.4	5,179	4.4	12,349	20.4
NOW accounts and noninterest-bearing demand accounts	6,905	2.2	6,460	5.5	11,407	18.9

Total transaction accounts	185,208	59.3	15,557	13.2	27,640	45.7

Certificates of deposit:
90-day	1,254	0.4	17,700	15.0	885	1.5
180-day	9,984	3.2	16,744	14.1	891	1.5
One-year	39,889	12.8	29,627	25.0	9,887	16.3
Over one year	14,396	4.6	9,493	8.0	3,304	5.5
Jumbo certificates	43,506	13.9	24,218	20.5	8,821	14.6
Brokered certificates	18,042	5.8	5,000	4.2	9,000	14.9

Total certificate accounts	127,071	40.7	102,782	86.8	32,788	54.3

Total deposits	$312,279	100.0%	$118,339	100.0%	$60,428	100.0%

The following table sets forth the maturities of Commercial Capital Bank’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2002.

Amount
(Dollars in thousands)
Certificates of deposit maturing:
Three months or less	$31,831
Over three through six months	25,107
Over six through twelve months	3,588
Over twelve months	1,022

Total	$61,548

The following table sets forth the activity in Commercial Capital Bank’s deposits during the periods indicated. We acquired Commercial Capital Bank on December 22, 2000.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Beginning balance	$118,339	$60,428	$—
Acquisition of deposits in connection with the purchase of Commercial Capital Bank	—	—	60,428
Net increase before interest credited	188,764	57,105	—
Interest credited	5,176	806	—

Net increase in deposits	193,940	57,911	60,428

Ending balance	$312,279	$118,339	$60,428

The following table sets forth, by various interest rate categories, the certificates of deposit with Commercial Capital Bank at the dates indicated. We acquired Commercial Capital Bank on December 22, 2000.

	At December 31,
	2002	2001	2000
	(Dollars in thousands)
0.00% to 2.99%	$101,028	$56,160	$—
3.00 to 3.99	22,773	20,721	—
4.00 to 4.99	1,957	15,631	482
5.00 to 6.99	1,302	10,259	31,957
7.00 and higher	11	11	349

Total	$127,071	$102,782	$32,788

The following table sets forth the amount and remaining maturities of Commercial Capital Bank’s certificates of deposit at December 31, 2002.

	Six Months and Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(Dollars in thousands)
0.00% to 2.99%	$87,233	$11,944	$1,756	$95	$—
3.00 to 3.99	13,163	5,141	4,469	—	—
4.00 to 4.99	1,383	475	99	—	—
5.00 to 6.99	620	316	17	194	155
7.00 and higher	—	—	11	—	—

Total	$102,399	$17,876	$6,352	$289	$155

Borrowings.    Commercial Capital Bancorp, FIPMC and Commercial Capital Bank utilize borrowings to fund their respective operations. Commercial Capital Bancorp uses reverse repurchase agreements, FIPMC uses reverse repurchase agreements and warehouse lines of credit and Commercial Capital Bank uses reverse repurchase agreements and FHLB advances. In addition, we have issued trust preferred securities, the proceeds of which were contributed to Commercial Capital Bank and, to a lesser extent, FIPMC.

Commercial Capital Bank obtains advances from the FHLB of San Francisco based upon the pledging of some of its mortgage loans and other assets, provided that standards related to the creditworthiness of Commercial Capital Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Such borrowings have generally been used to fund lending activities or the purchase of mortgage-backed securities and have been collateralized with a pledge of loans, securities in Commercial Capital Bank’s portfolio or any securities purchased with such borrowings. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2002, Commercial Capital Bank had access to $377.0 million in advances from the FHLB of San Francisco, and had outstanding a total of 33 FHLB of San Francisco advances aggregating $288.0 million as of such date. In October 2002, the FHLB of San Francisco increased Commercial Capital Bank’s borrowing capacity from 40% of its total assets to 50% of its total assets. Commercial Capital Bank’s FHLB advances mature between 2003 and 2010. Of Commercial Capital Bank’s FHLB advances, $27.0 million have a scheduled ten-year maturity but can be redeemed by the FHLB of San Francisco at their option on a quarterly basis. At December 31, 2002, Commercial Capital Bank’s FHLB of San Francisco advances had a weighted average interest rate of 2.77%.

Each of Commercial Capital Bancorp, FIPMC and Commercial Capital Bank also obtains funds from the sale of securities to investment dealers under reverse repurchase agreements. In a reverse repurchase agreement transaction, mortgage-backed securities are sold at a determined market price with a discount applied based upon the maturity of the agreement. Simultaneously, the applicable party agrees to repurchase either the same or a substantially identical security on a specified later date, which ranges in maturity from overnight to six months, at a price equal to the original sales price. The remaining proceeds, after the discount is subtracted from the market price, represents the amount of the borrowing. The mortgage-backed securities underlying such agreements are delivered to the counter-party dealer for safe keeping. Although the specific mortgage-backed security that was delivered to the dealer is generally returned upon maturity of the agreement, the dealer retains the right to sell, loan or otherwise dispose of the securities in the normal course of its business operations. Upon such an event, the dealer is obligated to return a substantially identical mortgage-backed security to the borrower. Reverse repurchase agreements represent a low cost source of funding for us. Nevertheless, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, well-established investment banking firms who offer us competitive rates and terms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of securities, and the obligations to repurchase such securities are reflected as a liability in our consolidated financial statements. As of December 31, 2002, we had $111.0 million of reverse repurchase agreements outstanding on a consolidated basis. At December 31, 2002, the weighted average interest rate paid on our consolidated reverse repurchase agreements amounted to 1.38%.

FIPMC’s loan originations are funded by a warehouse line of credit provided by GMAC/Residential Funding Corporation, or RFC. At December 31, 2002, FIPMC was permitted to borrow up to $100.0 million under its warehouse line, $16.9 million of which was drawn upon and outstanding as of such date. The warehouse line is used by FIPMC to fund loan commitments and must generally be repaid within 90 days after the loan is closed in the case of a loan committed to be purchased by a buyer (or 180 days in the case of loans which are not committed to be purchased by a buyer) or when FIPMC receives payment from the sale of the funded loan, whichever occurs first. Until such sale closes, the warehouse line provides that the funded loan is pledged to secure the outstanding borrowings. The warehouse line is also collateralized by a general assignment of mortgage payments receivable and other assets relating to FIPMC’s mortgage loans. FIPMC currently pays interest at a base rate plus 100 points. In addition, GMAC/RFC Commercial Funding has the right to charge an interest rate in excess of the base rate plus 250 basis points in connection with the funding of bridge loans pursuant to FIPMC’s sub-facility, as described below. The base rate consists of the greater of one-month LIBOR or 1.75%. At December 31, 2002, the weighted average interest rate being paid by FIPMC under its warehouse line amounted to 2.75%.

The RFC warehouse line imposes various covenants and restrictions on FIPMC’s operations, including maintenance of a minimum level of net worth, minimum levels and ratios with respect to outstanding indebtedness and liquidity, restrictions on the ability of FIPMC to engage in some transactions with affiliated entities and restrictions on the amount of dividends which can be declared and paid by FIPMC to Commercial Capital Bancorp on its common stock. Management believes that as of December 31, 2002, FIPMC was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations. This warehouse line is renewable annually with the next expiration date on August 31, 2003. In August 2002, the warehouse line was amended by the parties to increase the maximum borrowing capacity under the warehouse line from $75.0 million to $100.0 million. The increase in borrowing capacity provides FIPMC with the flexibility to meet seasonal increases in loan demand. FIPMC also entered into a sub-facility with RFC which provides it with the flexibility to aggregate up to $25.0 million of loans (included in the overall $100.0 million maximum borrowing amount) for a period of up to 24 months and to sell such loans in bulk. Although FIPMC’s ability to aggregate loans for future sale increases FIPMC’s interest rate risk, management believes that it expands the number of financial institutions to which FIPMC can sell loans to in the secondary market.

We have also obtained funds through the issuance of three series of trust preferred securities. These trust preferred securities were issued through special purpose trust subsidiaries which are wholly owned by us, and dividend payments on such trust preferred securities are funded by interest payments we make on subordinated debt we have issued to such trust subsidiaries. In November 2001, we issued $15.0 million of trust preferred securities through CCB Capital Trust I. In March 2002, we issued $5.0 million of trust preferred securities through CCB Capital Trust III. Also, in March 2002, we issued $15.0 million of trust preferred securities through CCB Statutory Trust II. Each trust preferred security matures 30 years after the issuance date and have five-year call provisions, except under limited circumstances where the securities may be called earlier. CCB Capital Trust I pays interest semi-annually at a rate equal to six-month LIBOR plus a margin of 375 basis points. CCB Statutory Trust II pays interest quarterly at a rate equal to three-month LIBOR plus a margin of 360 basis points. CCB Capital Trust III pays interest quarterly at a rate equal to three-month LIBOR plus a margin of 375 basis points. At December 31, 2002, we had an aggregate of $35.0 million of trust preferred securities outstanding. As of such date, the weighted average interest rate being paid on our trust preferred securities was 5.09%. At December 31, 2002, our annual interest payments with respect to our outstanding trust preferred securities amounted to $1.8 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $1.0 million at December 31, 2002, and dividends from FIPMC.

The following table sets forth information regarding our short-term borrowings at or for the periods indicated.

	At or For the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Commercial Capital Bancorp:
Securities sold under agreements to repurchase:
Average balance outstanding	$4,778	$417	$—
Maximum amount outstanding at any month-end during the year	4,987	4,895	—
Balance outstanding at end of year	3,798	4,895	—
Average interest rate at end of year	1.37%	1.95%	—%
Average interest rate during the year	1.80	2.03	—
FIPMC:
Securities sold under agreements to repurchase:
Average balance outstanding	$56,856	$9,711	$—
Maximum amount outstanding at any month-end during the year	74,560	38,561	—
Balance outstanding at end of year	71,893	38,561	—
Average interest rate at end of year	1.38%	2.01%	—%
Average interest rate during the year	1.78	2.59	—
Warehouse line of credit:
Average balance outstanding	$37,909	$34,124	$37,682
Maximum amount outstanding at any month-end during the year	66,785	52,389	50,010
Balance outstanding at end of year	16,866	52,389	31,967
Average interest rate at end of year	2.75%	2.87%	8.39%
Average interest rate during the year	2.97	5.00	8.52
Commercial Capital Bank:
FHLB advances:
Average balance outstanding	$188,027	$56,994	$—
Maximum amount outstanding at any month-end during the year	289,139	128,690	—
Balance outstanding at end of year	289,139	128,690	—
Average interest rate at end of year	2.77%	3.39%	—%
Average interest rate during the year	3.28	5.03	—
Securities sold under agreements to repurchase:
Average balance outstanding	$44,519	$9,904	$—
Maximum amount outstanding at any month-end during the year	85,480	35,296	—
Balance outstanding at end of year	35,302	35,296	—
Average interest rate at end of year	1.38%	2.00%	—%
Average interest rate during the year	1.81	4.20	—

Trust and Investment Services

Since November 2000, we have provided trust and investment services through Commercial Capital Bank’s trust department. We offer trust and investment services in order to provide a full range of services to the middle market commercial businesses, income property real estate investors, related real estate service companies and high net worth individuals and professionals that we focus on. Our trust and investment services also offer us an opportunity to cross-sell banking products and services to our trust clients. Trustee services offered include living trusts, charitable trusts, family and corporate foundations, life insurance trusts, corporate trusts and successor appointments. Our trust department is managed by Commercial Capital Bank’s senior trust officer under the direction of J. Chris Walsh, our Executive Vice President and Head of Relationship Banking. The administration of Commercial Capital Bank’s trust department is performed by the trust committee of the board of directors of Commercial Capital Bank. The trust department generated $198,000 of revenues during the year ended December 31, 2002, as compared to $88,000 of revenues during the year ended December 31, 2001.

As of December 31, 2002, Commercial Capital Bank’s trust department administered 40 accounts, with aggregate assets of $38.2 million as of such date. Corporate trusts accounted for 20 out of the 40 accounts, and $23.1 million, or approximately 60.4%, of trust assets. Personal accounts were the second largest segment of trust assets with 18 accounts, representing $10.7 million, or 28.0%, of total trust assets. Other accounts amounted to $4.4 million in aggregate assets. We outsource the money management and investment functions of our trust department through SEI Investment Advisory Group, a leading provider of asset management and investment technology solutions with $233 billion in mutual fund and pooled assets and $72 billion in assets under management as of December 31, 2002. Through SEI, we are able to offer investment products and asset allocation models to high net worth individuals and small- to medium-sized businesses. Our trust accounts are non-discretionary and are currently primarily invested in fixed income investments. Because of our ability to outsource such investment management to a third party, we are able to bring quality service and expertise at competitive pricing while minimizing overhead. Accordingly, our trust department is expected to enhance our noninterest sources of income and, because of our ability to cross-sell commercial banking products and services, enhance our ability to grow our commercial banking operations.

ComCap

ComCap, a registered broker-dealer with the National Association of Securities Dealers, Inc. (“NASD”), was founded in February 1997 and operated by our founding stockholders. We acquired ComCap from our founding stockholders in July 2002 in exchange for $79,000 in cash. We acquired ComCap because we believe that the fixed income brokerage services that it provides to financial institutions, money managers and pension funds, as well as middle market businesses, professionals and high net worth individuals, allow us to serve a growing need of our client base, and should provide additional sources of noninterest income and additional cross-selling opportunities. We attempt to cross-sell commercial banking products and services to many of the commercial businesses that we provide brokerage services to, and many of the financial institutions that we provide brokerage services to are potential purchasers of FIPMC’s loans. ComCap is managed by Stephen H. Gordon, our Chairman and Chief Executive Officer.

ComCap executes fixed income and mortgage-backed securities transactions for our institutional clients. Noninterest income generated by ComCap primarily consists of commission income generated by mark-ups or mark-downs on executed purchases and/or sales transactions completed for our clients. ComCap does not own an inventory, or act as principal in securities transactions, but instead acts as an agent, thereby reducing its risk exposure.

Since our acquisition of ComCap on July 1, 2002, ComCap has contributed $657,000 of revenues through December 31, 2002. During the same period, ComCap executed $262.8 million of fixed income and mortgage-backed securities transactions for its clients. ComCap pays both salaries and commissions to its employees. From July 1, 2002 through December 31, 2002, ComCap paid $178,000 in commissions to Mr. Gordon and $10,000 in salary to Mr. DePillo. In December 2002, Messrs. Gordon and DePillo elected not to receive commissions or salary from ComCap.

Employees

As of December 31, 2002, we had 77 full-time and 8 part time employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

Regulation of Commercial Capital Bancorp, Inc.

General.    Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund, or SAIF, and not for the benefit of our stockholders. The following information describes aspects of those regulations applicable to us and our subsidiaries, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions. We are a savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Commercial Capital Bank.

Activities Restrictions.    Our activities and the activities of our subsidiaries, other than Commercial Capital Bank or any other SAIF-insured savings association we may hold in the future, are subject to restrictions applicable to bank holding companies. Bank holding companies are prohibited, subject to exceptions, from engaging in any business or activity other than a business or activity that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that specified activities satisfy this closely related to banking standard. These activities include operating a mortgage company, such as FIPMC, finance company, credit card company, factoring company, trust company or savings association; performing specified data processing operations; providing limited securities brokerage services, acting as an investment or financial advisor; acting as an insurance agent for specified types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing specified courier services. The Federal Reserve Board also has determined that specified other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking nor a proper incident thereto. Legislation enacted in 1999 has expanded the types of activities that may be conducted by qualifying holding companies that register as “financial holding companies.” See “—Recent Banking Legislation—Financial Services Modernization Legislation”.

Restrictions on Acquisitions.    We must obtain approval from the OTS before acquiring control of any SAIF-insured association. Such acquisitions are generally prohibited if they result in a savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in the case of a supervisory acquisition of a failing savings association.

Federal law generally provides that no person or entity, acting directly or indirectly or through or in concert with one or more other persons or entities, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Regulation of Commercial Capital Bank

General.    As a federally chartered, SAIF-insured savings association, Commercial Capital Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of Commercial Capital Bank must comply with various statutory and regulatory requirements. Commercial Capital Bank is also subject to reserve requirements promulgated by the Federal Reserve Board.

The OTS, in conjunction with the FDIC, regularly examines Commercial Capital Bank and prepares reports for Commercial Capital Bank’s board of directors on any deficiencies found in the operations of Commercial Capital Bank. The relationship between Commercial Capital Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by Commercial Capital Bank.

Commercial Capital Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into specified transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on us, Commercial Capital Bank and our operations.

Insurance of Deposit Accounts.    The SAIF, as administered by the FDIC, insures Commercial Capital Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that Commercial Capital Bank:

•	has engaged in unsafe or unsound practices;

•	is in an unsafe or unsound condition to continue operations; or

•	has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, as of December 31, 2002, SAIF members pay zero to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2002 of approximately $0.0168 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Proposed Legislation.    From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in Congress that would:

•	merge the Bank Insurance Fund and the SAIF;

•	increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;

•	increase deposit insurance coverage limits for municipal deposits;

•	double deposit insurance coverage limits for individual retirement accounts; and

•	replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

Regulatory Capital Requirements and Prompt Corrective Action.    The prompt corrective action regulation of the OTS requires mandatory actions and authorizes other discretionary actions to be taken by the OTS against a savings association that falls within undercapitalized capital categories specified in the regulation.

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2002, Commercial Capital Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized without the express permission of the institution’s primary regulator.

OTS capital regulations also require savings associations to meet three additional capital standards:

•	tangible capital equal to at least 1.5% of total adjusted assets,

•	leverage capital (core capital) equal to 4.0% of total adjusted assets, and

•	risk-based capital equal to 8.0% of total risk-weighted assets.

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Commercial Capital Bank is not subject to any such individual minimum regulatory capital requirement and, as shown under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” in Item 7 hereof, Commercial Capital Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 2002.

The Home Owners’ Loan Act, or HOLA, permits savings associations not in compliance with the OTS capital standards to seek an exemption from specified penalties or sanctions for noncompliance. Such an exemption will be granted only if strict requirements are met, and must be denied under designated circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

Loans-to-One-Borrower Limitations.    Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus for the purpose of developing residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;

•	the savings association is in compliance with its fully phased-in capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

At December 31, 2002, Commercial Capital Bank’s loans-to-one-borrower limit was $14.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, Commercial Capital Bank’s largest single lending relationship had an outstanding balance of $7.3 million, and consisted of three loans secured by multi-family residential real estate located in California, each of which was performing in accordance with its terms.

Qualified Thrift Lender Test.    Savings associations must meet a qualified thrift lender, or QTL, test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2002, Commercial Capital Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions.    Transactions between a savings association and its “affiliates” are quantitatively and qualitatively restricted pursuant to OTS regulations. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. Commercial Capital Bancorp, FIPMC and ComCap are each considered to be affiliates of Commercial Capital Bank. In general, a savings association or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the association’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of investment securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under the OTS regulations:

•	a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

•	a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

•	a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

In purchasing loans from FIPMC, Commercial Capital Bank complies with Regulation W, which was recently adopted by the Federal Reserve Board, in order to ensure that its loan purchases are not otherwise construed as an extension of credit and thereby a “covered transaction” subject to the quantitative limitations of the Federal Reserve Act. The OTS has adopted regulations implementing the provisions of Regulation W for OTS regulated companies, including Commercial Capital Bank. Pursuant to Regulation W, Commercial Capital Bank independently evaluates each investment opportunity and indicates its interest in acquiring the loan prior to FIPMC’s commitment to make such loan. In addition, the aggregate amount of loans purchased by Commercial Capital Bank from FIPMC is limited to less than 50% of the total dollar amount of loans originated by FIPMC.

Under a present exemption from compliance with the quantitative limits and collateral requirements of Regulation W, a savings association can purchase loans, or other extensions of credit, from an affiliate without being subject to the 10% and 20% limitation for “covered transactions” as long as:

•	The extension of credit is originated by the affiliate;

•	The savings association makes an independent evaluation of the creditworthiness of the borrower before the affiliate makes or commits to make the extension of credit;

•	The savings association commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit;

•	The savings association does not make a blanket advance commitment to purchase extensions of credit from the affiliate; and

•	The dollar amount of the extension of credit, when aggregated with the dollar amount of all other extensions of credit purchased from the affiliate during the preceding 12 calendar months by the savings association and its FDIC insured depository institution affiliates, does not represent more than 50% of the dollar amount of extensions of credit originated by the affiliate during the preceding 12 calendar months.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would limit the amount of loans that could be purchased by a savings association from an affiliate under this exemption to not more than 100% of the savings association’s capital and surplus. Comments on the proposed rule were due by January 13, 2003.

To the extent this proposed rule had been in effect at December 31, 2002, the amount of loans that Commercial Capital Bank could have purchased from FIPMC would have been reduced from approximately $338.3 million (i.e., 50% of FIPMC’s total in-house originations for the twelve months ended December 31, 2002) to $91.0 million (i.e., 100% of Commercial Capital Bank’s total risk-based capital as of December 31, 2002), without taking into consideration any grandfathering or phase-in that may be included in the final rule, to the extent it is adopted. We are unable to speculate whether such proposed rule will be adopted or, if adopted, what form the final rule will take. If the proposed regulation is adopted in a manner that would adversely impact Commercial Capital Bank’s ability to purchase loans originated by FIPMC, management believes that the loan processing, underwriting and funding of loans currently being conducted by FIPMC can be moved to Commercial Capital Bank. Commercial Capital Bank would then be the lender for loans it would acquire from FIPMC and FIPMC would continue to be the lender for loans originated for sale to outside third parties. We believe the transfer of activities conducted by FIPMC into Commercial Capital Bank would not have an adverse impact on our operations.

Capital Distribution Limitations.    OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under these regulations, a savings association may, in circumstances described therein:

•	be required to file an application and await approval from the OTS before it makes a capital distribution;

•	be required to file a notice 30 days before the capital distribution; or

•	be permitted to make the capital distribution without notice or application to the OTS.

The OTS regulations require a savings association to file an application if:

•	it is not eligible for expedited treatment of its other applications under OTS regulations;

•	the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

•	it would not be at least adequately capitalized under the prompt corrective action regulations of the OTS following the distribution; or

•	the association’s proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

•	the proposed capital distribution would reduce the amount of or retire any part of the savings association’s common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

•	the savings association is a subsidiary of a savings and loan holding company.

If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act and the Fair Lending Laws.    Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on an examination conducted in October 2000, Commercial Capital Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

Federal Home Loan Bank System.    Commercial Capital Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, Commercial Capital Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

Commercial Capital Bank’s required investment in FHLB stock, based on December 31, 2002 financial data, was $14.4 million. At December 31, 2002, Commercial Capital Bank had $15.7 million of the FHLB of San Francisco stock.

Federal Reserve System.    The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2002, Commercial Capital Bank was in compliance with these requirements.

Activities of Subsidiaries.    A savings association seeking to establish a new subsidiary acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Recent Banking Legislation

USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation.    In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The GLB grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

Sarbanes-Oxley Act of 2002.    On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”). Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation of Non-banking Affiliates

FIPMC is subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. FIPMC is also a licensed mortgage broker subject to the regulation and supervision of the California Department of Real Estate.

ComCap, our newly acquired broker-dealer, is registered with the SEC and is a member of the NASD. ComCap is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities.

Item	2. Properties

The following table sets forth information with respect to our offices at December 31, 2002. All of our office locations are leased.

Office Location	Lease Expiration Date	Total Loan Originations During the Year Ended December 31, 2002	Total Deposits at December 31, 2002
		(Dollars in thousands)
One Venture, 3rd Floor Irvine, CA 92618(1)(2)	February 28, 2005	$377,357	$273,289

875 Mahler Road, Suite 174 Burlingame, CA 94010(3)	April 30, 2004	—	N/A

201 Corte Madera Avenue Corte Madera, CA 94925(1)	Month-to-Month	107,475	N/A

5850 Canoga Avenue, #B22 Woodland Hills, CA 91367(1)	May 31, 2003	29,707	N/A

3838 Camino del Rio North, Suite 116 San Diego, CA 92108(1)	Month-to-Month	58,173	N/A

480 Third Street Oakland, CA 94607(1)	Month-to-Month	52,487	N/A

6529 Riverside Boulevard, Suite 153 Riverside, CA 92506(2)	September 30, 2003	—	24,849

22312 El Paseo, Suite E Rancho Santa Margarita, CA 92688(2)	June 30, 2007	—	14,141

11755 Wilshire Boulevard, Suite 2340 Los Angeles, CA 90025(1)	June 30, 2007	123,432	N/A

(1)	FIPMC loan origination office.
(2)	Commercial Capital Bank office.
(3)	FIPMC underwriting and processing office.

Item 3.    Legal Proceedings

We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future. Based on our current assessment of these matters, we do not presently believe that these existing matters, either individually or in the aggregate, is likely to have a material adverse impact on our financial condition, results of operations, cash flows or prospects. However, we will incur legal and related costs concerning litigation and may from time to time determine to settle some or all of the cases, regardless of our assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Stock Information

On December 20, 2002, the initial public offering of 5,000,000 shares of our common stock was completed. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002. The closing for the sale of an additional 375,000 shares of common stock issued pursuant to an over-allotment option granted to the underwriters on our public offering occurred on January 9, 2003. As of March 14, 2003, we had 14,354,858 shares of common stock outstanding and approximately 750 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth the high and low stock prices of our common stock for 2002. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002 under the stock symbol “CCBI.”

Quarter Ended	High	Low

December 2002	$9.00	$8.00

Dividends

The Company has never paid cash dividends on its common stock and presently does not anticipate paying cash dividends in the future. The Company’s ability to pay dividends may be restricted by Commercial Capital Bank’s ability to pay dividends to the Company. See “Business—Regulation of Commercial Capital Bank” in Item 1 hereof.

Recent Sales of Unregistered Securities

During fiscal 2002, we issued and sold an aggregate of 218,182 shares of our common stock in private placement offerings to 21 accredited investors for an aggregate consideration of $1.2 million. No underwriters were employed in connection with the sale of such securities. We believe that the offer and sale of such securities were exempt from registration under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Section 4(2) as transactions not involving any public offering because such securities were sold to accredited investors that were purchasing for investment without a view to further distribution.

On March 15, 2002, our special purpose business trust, CCB Capital Trust III, issued $5,000,000 of trust preferred securities in a private placement offering to one investor. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Capital Trust III relied on the exemption from the registration requirements set forth in Rule 144A and Section 4(2) of the Securities Act.

On March 26, 2002, our wholly owned financing trust, CCB Statutory Trust II, issued $15,000,000 of trust preferred securities in a private placement offering for which Keefe, Bruyette & Woods, Inc. and FTN Financial Securities Corp., acted as placement agent. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Statutory Trust II relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

During 2002, we granted 1,730,835 options to purchase shares of our common stock with exercise prices ranging from $5.17 to $9.90 to our directors, officers and employees in reliance upon an exemption under the Securities Act pursuant to Rule 701.

Use of Proceeds From Registered Securities.

Our registration statement on Form S-1, as amended (No. 333-99631), under the Securities and Exchange Act of 1933 for our initial public offering of common stock became effective on December 17, 2002. We sold a total of 5,375,000 shares of common stock (including 375,000 shares issued pursuant to the underwriters’ over-allotment option) to an underwriting syndicate for an aggregate offering price of $43.0 million. Sandler O’Neill & Partners, L.P. and Friedman, Billings, Ramsey & Co., Inc. served as representatives of the underwriters. The offering commenced on December 18, 2002 and was completed on December 20, 2002. The underwriters exercised their over-allotment option on January 9, 2003. In connection with this offering, we incurred total expenses of approximately $4.4 million, consisting of $3.0 million for underwriting discounts and commissions and approximately $1.4 million of other expenses. Our net proceeds from the offering were approximately $38.6 million.

We contributed $36.6 million of the net proceeds to our subsidiary, Commercial Capital Bank, with the remaining $2.0 million retained by us. Commercial Capital Bank is using the net proceeds from the offering to support the continued purchase of loans from FIPMC secured by multi-family residential properties and commercial real estate and U.S. government agency mortgage-backed and other securities, as well as to increase its deposits, FHLB advances and reverse repurchase agreements.

Item 6.    Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our historical consolidated financial statements and related notes included in Item 8 hereof and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in item 7 hereof.

On December 22, 2000, Commercial Capital Bancorp became the holding company for FIPMC and acquired approximately 90% of Commercial Capital Bank. Our reorganization of FIPMC as a subsidiary of the holding company was treated as a reorganization of entities under common control in a manner consistent with a pooling of interests for accounting purposes and, as a result, periods prior to December 22, 2000 have been restated to reflect such reorganization. Our acquisition of Commercial Capital Bank was treated as a purchase for accounting purposes. Consequently, information at and for the periods prior to December 22, 2000 consists of information relating to Commercial Capital Bancorp and FIPMC, while information at and for the periods after December 22, 2000 consists of information relating to Commercial Capital Bancorp, Commercial Capital Bank and FIPMC. Information at and for year ended December 31, 2002 also includes ComCap, which was acquired by Commercial Capital Bancorp on July 1, 2002. FIPMC was formed in April 1998 and, consequently, financial information prior to April 1998 does not exist.

	At or For the Year Ended December 31,
	2002	2001	2000(1)	1999(1)	1998(1)(2)
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$849,469	$423,691	$181,507	$29,931	$24,502
Loans held for investment, net of allowance for loan losses	469,186	188,797	81,100	—	—
Loans held for sale	18,338	52,379	32,106	28,125	22,756
Securities(3)	310,074	119,685	38,628	—	—
Goodwill	13,035	13,014	13,950	—	—
Deposits	312,279	118,339	60,428	—	—
Securities sold under agreements to repurchase	110,993	78,752	14,535	—	—
Federal Home Loan Bank advances	289,139	128,690	47,095	—	—
Trust preferred securities	35,000	15,000	—	—	—
Warehouse lines of credit	16,866	52,389	31,967	26,376	20,785
Total stockholders’ equity	77,603	26,802	24,753	2,457	3,002
Statement of Operations Data:
Interest income	$38,567	$15,879	$3,234	$1,406	$276
Interest expense	17,649	9,248	3,229	1,275	217

Net interest income	20,918	6,631	5	131	59
Provision for loan losses	1,609	686	—	—	—

Net interest income after provision for loan losses	19,309	5,945	5	131	59
Noninterest income	7,615	4,942	2,375	3,500	1,889
Noninterest expenses(4)	10,531	7,507	3,642	4,732	1,441

Income (loss) before income tax expense (benefit)	16,393	3,380	(1,262)	(1,101)	507
Income tax expense (benefit)	6,683	1,716	(740)	2	—

Income (loss) before minority interest and change in accounting principle	9,710	1,664	(522)	(1,103)	507
Income allocated to minority interest	—	108	—	—	—

Income (loss) before change in accounting principle	9,710	1,556	(522)	(1,103)	507
Cumulative effect of change in accounting principle	—	—	—	(156)	—

Net income (loss)	$9,710	$1,556	$(522)	$(1,259)	$507

(Footnotes on following page)

	At or For the Year Ended December 31,
	2002	2001	2000(1)	1999(1)	1998(1)(2)
	(Dollars in thousands, except per share data)
Per Share Data:
Earnings (loss) per share—Basic	$1.07	$0.18	$(0.11)	$(0.28)	$0.16
Earnings (loss) per share—Diluted	1.00	0.17	(0.11)	(0.28)	0.16
Weighted average shares outstanding—Basic	9,115,684	8,680,976	4,593,434	4,451,214	3,211,580
Weighted average shares outstanding— Diluted	9,728,918	9,003,856	4,593,434	4,451,214	3,211,580
Common shares outstanding at end of year	13,978,858	8,845,764	8,546,866	4,486,807	4,381,831
Book value per share	$5.55	$3.03	$2.90	$0.55	$0.69
Tangible book value per share	4.62	1.56	1.26	0.55	0.69

Operating Data(5):
Performance Ratios and Other Data:
Loan originations	$760,745	$494,897	$314,948	$315,337	$126,549
Return on average assets	1.50%	0.66%	(1.06)%	(5.06)%	5.96%
Return on average stockholders’ equity	27.69	5.98	(18.82)	(39.82)	30.47
Equity to assets at end of period	9.14	6.33	13.64	8.21	12.25
Interest rate spread(6)	3.29	2.56	(0.35)	(0.40)	(0.41)
Net interest margin(6)	3.38	3.06	0.01	0.68	1.54
Efficiency ratio(7)	35.00	66.60	153.03	130.72	73.97
Allowance for loan losses to total loans held for investment at end of period(8)	0.58	0.58	0.52	—	—

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital	19.43	14.09	12.16	N/A	N/A
Total risk-based capital	20.03	14.73	12.72	N/A	N/A
Tier 1 leverage capital	11.97	7.89	6.85	N/A	N/A

(1)	Please refer to the lead-in to this table for information as to which of our companies are included in the financial data presented for each of the years shown.
(2)	Data for the year ended December 31, 1998 consists of information from April 16, 1998 through December 31, 1998.
(3)	At December 31, 2002, $308.0 million of our securities portfolio was classified as available-for-sale and $2.1 million was classified as held to maturity. For all other periods, all securities are classified as available-for-sale.
(4)	Includes non-cash stock compensation related to restricted stock award agreements entered into with three of our executive officers of $139,000, $139,000, $871,000 and $855,000 during the years ended December 31, 2002, 2001, 2000 and 1999, respectively.
(5)	With the exception of end of year ratios, all average balances for Commercial Capital Bank consist of average daily balances, while certain average balances for Commercial Capital Bancorp, FIPMC and ComCap consist of average month-end balances, and all ratios are annualized where appropriate.
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)	Efficiency ratio represents noninterest expenses, excluding amortization of goodwill and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income, excluding gains on sales of securities. We do not exclude gains on loans held for sale because we consider such activity to be part of our core operations.
(8)	We did not have any non-performing loans or non-performing assets nor any charge offs as of or for any of the dates presented.

The summary quarterly consolidated financial information set forth below is derived from our unaudited consolidated financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The summary quarterly consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	At or For the Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$849,469	$752,959	$649,116	$602,208	$423,691	$263,684	$225,457	$202,589
Loans held for investment, net of allowance for loan losses	469,186	406,477	333,896	282,316	188,797	136,669	108,030	95,323
Loans held for sale	18,338	40,914	45,028	43,156	52,379	31,975	46,852	31,972
Securities(1)	310,074	238,264	228,162	176,641	119,685	72,928	46,006	44,336
Goodwill	13,035	13,035	13,014	13,014	13,014	13,394	13,579	13,765
Deposits	312,279	328,073	256,165	173,328	118,339	102,519	88,638	82,916
Securities sold under agreements to repurchase	110,993	99,445	106,689	136,835	78,752	30,584	10,311	9,750
Federal Home Loan Bank advances	289,139	213,432	172,974	179,745	128,690	61,354	50,671	50,708
Trust preferred securities	35,000	35,000	35,000	35,000	15,000	—	—	—
Warehouse lines of credit	16,866	33,057	40,409	43,336	52,389	31,526	46,595	31,832
Total stockholders’ equity	77,603	37,989	33,411	28,239	26,802	27,596	25,674	24,717

Statement of Operations Data:
Interest income	11,406	10,719	9,286	7,156	4,954	4,183	3,509	3,233
Interest expense	5,136	5,086	4,265	3,162	2,441	2,482	2,203	2,122

Net interest income	6,270	5,633	5,021	3,994	2,513	1,701	1,306	1,111
Provision for loan losses	358	437	293	521	283	175	106	122

Net interest income after provision for loan losses	5,912	5,196	4,728	3,473	2,230	1,526	1,200	989
Noninterest income	2,615	2,507	1,420	1,073	1,759	1,482	900	801
Noninterest expenses(2)	3,116	3,383	2,170	1,862	2,518	1,632	1,541	1,816

Income before income tax expense	5,411	4,320	3,978	2,684	1,471	1,376	559	(26)
Income tax expense	2,202	1,696	1,646	1,139	694	645	308	69

Income (loss) before minority interest	3,209	2,624	2,332	1,545	777	731	251	(95)
Income allocated to minority interest	—	—	—	—	49	30	12	17

Net income (loss)	$3,209	$2,624	$2,332	$1,545	$728	$701	$239	$(112)

Per Share Data:
Earnings (loss) per share—Basic	$0.33	$0.29	$0.26	$0.17	$0.08	$0.08	$0.03	$(0.01)
Earnings (loss) per share—Diluted	0.31	0.27	0.24	0.17	0.08	0.08	0.03	(0.01)
Weighted average shares outstanding—Basic	9,623,732	8,964,868	8,950,628	8,917,403	8,843,824	8,746,948	8,582,451	8,546,691
Weighted average shares outstanding— Diluted	10,309,944	9,659,467	9,617,546	9,233,206	9,167,337	9,070,437	8,905,452	8,546,691
Common shares outstanding at end of period	13,978,858	8,964,868	8,964,868	8,971,763	8,845,764	8,802,263	8,697,551	8,557,309
Book value per share	$5.55	$4.24	$3.73	$3.15	$3.03	$3.14	$2.95	$2.89
Tangible book value per share	4.62	2.78	2.28	1.70	1.56	1.61	1.39	1.28

	At or For the Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands)
Operating Data(3):
Performance Ratios and Other Data:
Loan originations	$200,258	$189,290	$179,126	$192,071	$138,569	$148,227	$120,711	$87,390
Return on average assets	1.59%	1.45%	1.54%	1.35%	0.95%	1.14%	0.47%	(0.25)%
Return on average stockholders’ equity	29.03	29.19	29.94	21.37	10.59	10.55	3.82	(1.80)
Equity to assets at end of period	9.14	5.05	5.15	4.69	6.33	10.47	11.39	12.20
Interest rate spread(4)	3.22	3.22	3.36	3.46	3.19	2.47	2.18	1.91
Net interest margin(4)	3.27	3.26	3.46	3.64	3.46	2.98	2.82	2.70
Efficiency ratio(5)	32.05	38.00	33.99	36.75	69.62	49.07	61.42	98.43
Allowance for loan losses to total loans held for investment at end of period(6)	0.58	0.58	0.57	0.57	0.58	0.60	0.60	0.57

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	19.43	12.07	14.23	17.25	14.09	9.75	10.78	10.68
Total risk-based capital ratio	20.03	12.68	14.86	17.92	14.73	10.49	11.48	11.31
Tier 1 leverage capital ratio	11.97	7.31	8.35	8.51	7.89	5.78	6.20	6.01

(1)	At December 31, 2002, September 30, 2002, June 30, 2002, and March 31, 2002, $308.0 million, $236.2 million, $226.1 million and $174.6 million, respectively, of our securities portfolio was classified as available-for-sale, and $2.1 million was classified as held to maturity in such periods. For all other periods, all securities are classified as available-for-sale.

(2)	Includes non-cash stock compensation related to restricted stock award agreements entered into with three of our executive officers of $35,000 during the three months ended December 31, 2002, $35,000 during the three months ended September 30, 2002, $35,000 during the three months ended June 30, 2002, $34,000 during the three months ended March 31, 2002, $35,000 during the three months ended December 31, 2001, $35,000 during the three months ended September 30, 2001, $35,000 during the three months ended June 30, 2001 and $34,000 during the three months ended March 31, 2001.

(3)	With the exception of end of period ratios, all average balances for Commercial Capital Bank consist of average daily balances, while certain average balances for Commercial Capital Bancorp, FIPMC and ComCap consist of average month-end balances, and all ratios are annualized where appropriate.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Efficiency ratio represents noninterest expenses, excluding amortization of goodwill and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income, excluding gains on sales of securities. We do not exclude gains on loans held for sale because we consider such activity to be part of our core operations.

(6)	We did not have any non-performing loans or non-performing assets nor any charge-offs as of or for any of the dates presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a diversified financial institution holding company which conducts operations through Commercial Capital Bank, FIPMC and ComCap. On December 22, 2000, we completed reorganization, pursuant to which we became the holding company for FIPMC. Immediately following this transaction, we acquired Commercial Capital Bank. Our reorganization with FIPMC was treated as a reorganization of entities under common control in a manner consistent with a pooling of interests for accounting purposes and, as a result, periods prior to December 22, 2000 have been restated to reflect such reorganization. Our acquisition of Commercial Capital

Bank was treated as a purchase for accounting purposes. Consequently, financial information at and for the periods prior to December 22, 2000 consists of information relating to Commercial Capital Bancorp and FIPMC, while financial information at and for the periods after December 22, 2000 consists of information relating to Commercial Capital Bancorp, Commercial Capital Bank and FIPMC. In addition, because of the relatively recent date of our acquisition of Commercial Capital Bank, we have omitted financial information for the year of the acquisition and prior thereto from certain tables included herein because such information is not meaningful.

Following the formation of FIPMC in 1998, our revenue primarily consisted of transaction driven, noninterest sources of income, including cash gains on the sale of loans to third parties and mortgage banking fees, which consist of fees received on FIPMC’s loan originations, less direct origination costs, including salaries, commissions paid to loan brokers and other third party loan expenses. To a lesser extent, FIPMC also earned net interest income with respect to its loans for the brief period of time that FIPMC warehoused the loans pending their sale. The funding for FIPMC’s mortgage banking activities was provided through warehouse lines of credit.

The acquisition of Commercial Capital Bank in December 2000 permitted us to broaden our sources and types of revenue, while at the same time provided us with access to additional sources of funds. The acquisition of Commercial Capital Bank provided us with the opportunity to acquire a portion of the loans originated by FIPMC and increase our purchases of mortgage-backed securities, retaining such loans and investments in Commercial Capital Bank’s portfolio and increasing our net interest income. Consequently, the acquisition of Commercial Capital Bank provided us with an ongoing source of recurring spread income to supplement the transaction-driven, noninterest income we were earning with respect to our mortgage banking activities conducted by FIPMC. The acquisition of Commercial Capital Bank also provided us with alternative product sources for funding our operations, including deposits, securities sold under reverse repurchase agreements, and FHLB advances. Our access to transaction deposits is particularly valuable to our business strategy because such deposits are generally more relationship-driven and less interest rate sensitive. Finally, the creation of our trust department, as well as the acquisition of ComCap in July 2002, further broadened our sources of noninterest income.

During 1998, 1999 and 2000, we focused our attention on building our mortgage banking operations and increasing the consistency and volume of our loan originations and sales. While we continue to expand our mortgage banking operations, during 2001 we also emphasized growth of Commercial Capital Bank’s balance sheet and during 2002 we increased our emphasis on growing our deposit relationships and increasing our commercial focus. We believe that by expanding our mortgage banking and commercial banking operations, continuing to diversify our sources and types of income, growing our deposit relationships and continuing to improve our operating efficiency, we will be able to increase our profitability and enhance franchise value. To further support our growth strategy, on December 20, 2002, we completed the initial public offering of 5,000,000 shares of our common stock. On January 9, 2003, an additional 375,000 shares of our common stock were issued pursuant to the exercise of an over-allotment option granted to our underwriters. We raised aggregate net proceeds of $38.6 million from our public offering.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Our allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectaibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. For additional information, see “Business—Asset Quality—Allowance for Loan Losses” in Item 1 hereof.

Our stock compensation plans currently include a stock option plan and restricted stock award agreements. The stock option plan is accounted for using the intrinsic value method of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and the restricted stock award agreements were accounted for as a variable plan until the underlying awards became fixed at the end of 2000. Subsequent to the number of shares under the restricted stock award agreements becoming fixed, the remaining value of the restricted stock awards are being recorded as compensation expense over the vesting period. Fair value of our common stock for purposes of determining compensation expense was based on contemporaneous cash transactions and other equity transactions, prior to our initial public offering in December 2002.

Operating Segments

Our primary operating segments consist of Commercial Capital Bank and FIPMC which are separate operating subsidiaries. For total assets and statement of operations information on our primary operating segments as of and for the years ended December 31, 2002, 2001 and 2000, see note 22 to our consolidated financial statements included in Item 8 hereof.

Changes in Financial Condition

General.    We have grown significantly since FIPMC’s formation in 1998. Total assets increased from $423.7 million at December 31, 2001 to $849.5 million at December 31, 2002. The growth in total assets is due to our acquisition of Commercial Capital Bank in December 2000, which allowed us to acquire and hold a portion of the loans being originated by FIPMC. In addition, we have significantly increased our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises. Total deposits have grown from $118.3 million at December 31, 2001 to $312.3 million at December 31, 2002. Borrowings, including FHLB advances, reverse repurchase agreements and warehouse lines of credit, have also grown significantly during the periods. This growth has been supported by retained earnings, the issuance of common stock and the issuance of trust preferred securities.

Cash and Cash Equivalents.    Cash and cash equivalents (consisting of cash and due from banks, restricted cash and federal funds sold) amounted to $37.5 million at December 31, 2001 and $3.4 million at December 31, 2002. We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities. See “—Liquidity and Capital Resources.”

Securities.    We have significantly increased our securities portfolio during the periods presented, primarily through the purchase of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises. We invest in such securities as a means to enhance our returns, as well as to manage our liquidity and capital. Our securities portfolio (both held-to-maturity and available-for-sale) amounted to $119.7 million, or 28.2%, of our total assets at December 31, 2001 and $310.1 million, or 36.5% of our total assets, at December 31, 2002. At December 31, 2001 and December 31, 2002, all of our securities consisted of U.S. government agency mortgage-backed securities except for a $100,000 and $102,000 investment in a U.S. government security, respectively. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations.

At December 31, 2002, $308.0 million of our securities portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity, and $2.1 million of our securities portfolio was classified as held-to-maturity and reported at historical cost. All of our securities purchases are currently classified as available-for-sale except for one mortgage-backed security designated as held-to-maturity, which purchase satisfies a banking regulation that requires Commercial Capital Bank to make investments in properties located in low-to-moderate income areas within our market area. At December 31, 2002, our securities classified as available-for-sale had an aggregate of $6.2 million of unrealized gains. See “Business—Investment Activities” in Item 1 hereof.

Net Loans Held for Investment.    Net loans held for investment increased from $188.8 million at December 31, 2001 to $469.2 million at December 31, 2002. The growth in our loan portfolio was directly attributable to our acquisition of Commercial Capital Bank, which allowed us to acquire and hold a portion of the loans being originated by FIPMC. FIPMC originated $483.0 million of loans during the year ended December 31, 2001 and $748.6 million of loans during the year ended December 31, 2002, consisting primarily of loans secured by multi-family residential properties. Commercial Capital Bank purchased $134.5 million, or 27.8%, of such loans during the year ended December 31, 2001 and $326.5 million, or 43.6%, of such loans during the year ended December 31, 2002. See “Business—Mortgage Banking Activities” in Item 1 hereof. The amount of loans purchased by Commercial Capital Bank from FIPMC depends upon Commercial Capital Bank’s underwriting guidelines, the size of the loans being originated and sold by FIPMC as compared to Commercial Capital Bank’s loans-to-one borrower limitation and certain regulatory limitations and capital constraints on Commercial Capital Bank. See “Regulation of Commercial Capital Bank—Affiliate Transactions” in Item 1 hereof.

Deposits.    Total deposits increased from $118.3 million at December 31, 2001 to $312.3 million at December 31, 2002. Although a substantial amount of Commercial Capital Bank’s deposits are comprised of certificates of deposit, Commercial Capital Bank has recently increased its emphasis on transaction accounts (i.e., savings accounts, money market accounts, negotiable order of withdrawal, or NOW, accounts and demand deposits), particularly money market accounts. At December 31, 2002, money market accounts amounted to $176.2 million, or 56.4%, of total deposits, as compared to $5.2 million, or 4.4%, of total deposits at December 31, 2001 and $12.3 million, or 20.4% of total deposits, at December 31, 2000. See “Business—Sources of Funds—Deposits” in Item 1 hereof.

Borrowings.    Our primary source of funds has historically consisted of borrowings, primarily FHLB advances, securities sold under agreements to repurchase, warehouse lines of credit and, more recently, trust preferred securities. Total borrowings amounted to $274.8 million at December 31, 2001 and $452.0 million at December 31, 2002.

Advances from the FHLB of San Francisco amounted to $47.1 million at December 31, 2000, $128.7 million at December 31, 2001 and $289.1 million at December 31, 2002. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Commercial Capital Bank utilizes FHLB of San Francisco advances as a funding source for its banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage its interest rate risk by utilizing various maturities made available through the FHLB of San Francisco. See “Business—Sources of Funds—Borrowings” in Item 1 hereof and “—Asset and Liability Management.”

Reverse repurchase agreements amounted to $78.8 million at December 31, 2001 and $111.0 million at December 31, 2002. Reverse repurchase agreements represent a competitive cost short-term funding source for Commercial Capital Bancorp, FIPMC and Commercial Capital Bank. See “—Liquidity and Capital Resources” and “Business—Sources of Funds—Borrowings” in Item 1 hereof.

FIPMC’s mortgage banking operations are primarily funded by warehouse lines of credit. Warehouse lines of credit amounted to $52.4 million at December 31, 2001 and $16.9 million at December 31, 2002. At December 31, 2002, FIPMC had one warehouse line of credit agreement outstanding with GMAC/RFC Commercial Funding, which provides for borrowings of up to $100 million. FIPMC currently pays interest at the one-month LIBOR plus 100 basis points, but not lower than 2.75%. FIPMC is also charged various fees based upon utilization of this line and as a percentage of its quarterly net income. This warehouse line of credit agreement is renewable annually with the next expiration date in August 2003. See “—Asset and Liability Management” and “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Trust preferred securities amounted to $15.0 million at December 31, 2001 and $35.0 million at December 31, 2002. We issued $15.0 million of trust preferred securities on November 28, 2001, $5.0 million of trust preferred securities on March 15, 2002 and $15.0 million of trust preferred securities on March 26, 2002. In each case, the trust preferred securities were issued through newly-created special purpose business trust subsidiaries. Each issuance of trust preferred securities has a 30-year maturity, a five-year call feature and pays interest at a designated margin over either six month or three month LIBOR. The issuance of trust preferred securities has increased Commercial Capital Bank’s Tier 1 capital through our contribution of $29.8 million of the proceeds to Commercial Capital Bank. Although the OTS does not currently impose minimum capital requirements for financial institution holding companies, the increase in our Tier 1 capital resulting from the offering will have the effect of increasing the amount of our trust preferred securities that would qualify for Tier 1 capital treatment if the OTS were to adopt comparable minimum capital requirements for financial institution holding companies in the future or if we ever became subject to the supervision or regulation of the Federal Reserve Board. See “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Stockholders’ Equity.    Stockholders’ equity increased from $26.8 million at December 31, 2001 to $77.6 million at December 31, 2002. The increase in stockholders’ equity reflected the $9.7 million in net income, the $1.2 million of common stock issued in private transactions and the $35.8 million of net proceeds from the issuance of 5,000,000 shares of common stock in our public offering on December 20, 2002. The changes in stockholders’ equity also reflect the $4.2 million in unrealized gains recognized during the year ended December 31, 2002, with respect to our securities classified as available-for-sale, and the $357,000 of common stock repurchased during the year ended December 31, 2002. In addition, stockholders’ equity was impacted by the amortization of deferred compensation of $139,000 for the year ended December 31, 2002. Stockholders’ equity for the year ended December 31, 2002 increased by $72,000 due to the exercise of stock options.

Results of Operations

General.    Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, FIPMC and Commercial Capital Bank. Our results of operations depend substantially on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also substantially dependent upon our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as banking, servicing and trust fees. In addition, beginning in the third quarter of 2002, we also began earning brokerage fees from ComCap. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $9.7 million and $1.6 million for the years ending December 31, 2002 and 2001 and a net loss of $522,000 for the year ended December 31, 2000. The loss recognized during the year ended December 31, 2000 reflects the significant expenditures we made during the year to build the necessary infrastructure to position us for future growth as well as non-cash stock compensation associated with restricted stock agreements entered into with three of our executive officers. As a result of our deploying the proceeds raised in connection with our stock offerings during 2000, 2001 and 2002, and the additional capital raised from our issuance of trust preferred securities, as well as retained earnings, we were able to substantially increase our net income during the years ended December 31, 2002 and 2001. These increases reflect significant increases in net interest income resulting from a combination of increases in net interest-earning assets, net interest margin and noninterest income, which, in turn, resulted from increases in income from our mortgage banking operations and increases in gains on sales of securities. During the year ended December 31, 2002, we reported a return on average assets of 1.50% and a return on average stockholders’ equity of 27.69%, as compared to a return on average assets of 0.66% and a return on average stockholders’ equity of 5.98% for the year ended December 31, 2001.

Net Interest Income.    Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $20.9 million, $6.6 million and $5,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Prior to our acquisition of Commercial Capital Bank in December 2000, our net interest income was limited as we were unable to retain any of the loans originated by FIPMC. The significant increases in net interest income during the years ended December 31, 2002 and 2001 over the year ended December 31, 2000, reflect the substantial increases in interest-earning assets (primarily loans and securities) combined with decreases in our cost of funds during such periods. The increases in our interest earning assets reflect our strategy of growing our loan and securities portfolio through Commercial Capital Bank’s continued purchase of loans from FIPMC and mortgage-backed securities. The decreases in our cost of funds are attributable to the eleven interest rate cuts by the Federal Reserve Board during 2001, combined with our decision during 2001 to shorten the duration of deposits and borrowings in anticipation of the foregoing interest rate cuts. In addition, since our deposits and borrowings repriced more quickly than our loans and securities, our cost of funds declined more rapidly than the yield earned on our interest-earning assets.

Beginning in the fourth quarter of 2001 and continuing through the year ended December 31, 2002, we have been extending the durations of our borrowings, primarily FHLB advances. In addition, during the third and fourth quarters of 2002, the Company prepaid $66 million of fixed rate FHLB advances and replaced them with lower costing, lower duration, fixed rate FHLB advances. Our net interest margin was 3.38% and 3.06% during the years ended December 31, 2002 and 2001, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information with respect to Commercial Capital Bank is based on average daily balances while certain information with respect to Commercial Capital Bancorp and FIPMC is based on average month-end balances during the indicated periods. We acquired Commercial Capital Bank on December 22, 2000, prior to which time, our interest-earnings assets and interest income were negligible. Consequently, information required to be presented in this table for the year ended December 31, 2000 has been omitted because it is not meaningful.

	Year Ended December 31,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$383,771	$25,251	6.58%	$152,583	$11,878	7.78%
FHLB stock	10,229	559	5.46	3,031	168	5.54
Securities(2)	219,731	12,700	5.78	57,043	3,690	6.47
Cash and cash equivalents(3)	5,726	57	1.00	4,394	143	3.25

Total interest-earning assets	619,457	38,567	6.22	217,051	15,879	7.32
Noninterest-earning assets	27,851			17,405

Total assets	$647,308			$234,456

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$83,570	2,455	2.94	$14,539	576	3.96
Certificates of deposit	155,590	4,196	2.70	67,176	3,347	4.98

Total deposits	239,160	6,651	2.78	81,715	3,923	4.80
Securities sold under agreements to repurchase	106,153	1,916	1.80	20,032	668	3.33
FHLB advances	188,027	6,162	3.28	56,994	2,864	5.03
Warehouse lines of credit	37,909	1,126	2.97	34,124	1,707	5.00
Trust preferred securities	30,470	1,794	5.89	1,375	86	6.25

Total interest-bearing liabilities	601,719	17,649	2.93	194,240	9,248	4.76

Noninterest-bearing deposits	6,123			10,369
Other noninterest-bearing liabilities	4,405			2,807

Total liabilities	612,247			207,416
Minority interest	—			1,020
Stockholders’ equity	35,061			26,020

Total liabilities, minority interest and stockholders’ equity	$647,308			$234,456

Net interest-earning assets	$17,738			$22,811

Net interest income/interest rate spread		$20,918	3.29%		$6,631	2.56%

Net interest margin			3.38%			3.06%

(1)	The average balance of loans receivable includes loans held for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (change in rate multiplied by change in volume). We acquired Commercial Capital Bank on December 22, 2000. Consequently, information required to be presented in this table comparing December 31, 2001 to December 31, 2000, has been omitted because it is not meaningful.

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Increase (decrease) due to			Total Net Increase (Decrease)
	Rate	Volume	Rate/ Volume
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(1,831)	$17,986	$(2,782)	$13,373
Securities	(394)	10,526	(1,122)	9,010
FHLB stock	(2)	399	(6)	391
Cash and cash equivalents	(99)	43	(30)	(86)

Total net change in income on interest-earning assets	(2,326)	28,954	(3,940)	22,688

Interest-bearing liabilities:
Deposits:
Transaction accounts	(148)	2,734	(707)	1,879
Certificates of deposit	(1,532)	4,403	(2,022)	849

Total deposits	(1,680)	7,137	(2,729)	2,728
Securities sold under agreements to repurchase	(306)	2,868	(1,314)	1,248
FHLB advances	(997)	6,591	(2,296)	3,298
Warehouse lines of credit	(693)	189	(77)	(581)
Trust preferred securities	(5)	1,818	(105)	1,708

Total net change in expense on interest-bearing liabilities	(3,681)	18,603	(6,521)	8,401

Change in net interest income	$1,355	$10,351	$2,581	$14,287

Interest Income.    Total interest income amounted to $38.6 million, $15.9 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our acquisition of Commercial Capital Bank in December 2000 was the principal reason for the increase in our interest income, due to our ability to hold loans, securities and other interest-earning assets in Commercial Capital Bank’s portfolio. We also earn interest income relating to loans held for sale at FIPMC and securities held at FIPMC and Commercial Capital Bancorp.

Interest income on loans totaled $25.3 million, $11.9 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increases in interest income on loans during the years ended December 31, 2002 and 2001 reflect the increases in our average balance of loans receivable, resulting from Commercial Capital Bank’s increased loan purchases from FIPMC during such periods. The lower amount of interest income on loans recognized during 2000 reflects the fact that we did not yet own Commercial Capital Bank and interest income on loans was limited to the interest earned on loans held for sale by FIPMC. Commercial Capital Bank acquired $326.5 million of loans from FIPMC during the year ended December 31, 2002 and $134.5 million of loans from FIPMC during the year ended December 31, 2001, consisting primarily of loans secured by multi-family residential properties. The average yield earned on our loans receivable amounted to 6.58% during the year ended December 31, 2002 compared to 7.78% during the year ended December 31, 2001. The decline in the average yield reflected the overall decrease in market rates of interest that occurred over this period.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $13.3 million, $4.0 million and $54,000 for the years ended December 31, 2002, 2001 and 2000. Commencing with our acquisition of Commercial Capital Bank in December 2000, we proceeded to build a securities portfolio comprised primarily of U.S. government agency mortgage-backed securities. During 2001, we restructured our securities portfolio to take advantage of the declining interest rate environment. During the year ended December 31, 2001, we purchased $208.5 million of securities and sold or experienced repayments or prepayments of $126.3 million. During the year ended December 31, 2002, we purchased $337.4 million of securities and sold or experienced repayments or prepayments of $154.2 million and decreased our investment in 30-year mortgage-backed securities and increased our investment in 15-year and 7-year mortgage-backed securities. The effect on interest income of the increase in the average balance of securities during the years ended December 31, 2002 and 2001 was partially offset by a decrease in the average yield earned on such assets during these periods. The decrease in the average yield during the years ended December 31, 2002 and 2001 was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during such periods. As a result of the foregoing, the average yield earned on securities and other interest-earning assets declined from 6.21% for the year ended December 31, 2001 to 5.65% for the year ended December 31, 2002.

Interest Expense.    Total interest expense was $17.6 million, $9.2 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our interest expense increased significantly following our acquisition of Commercial Capital Bank as we increased our amount of deposits and borrowings.

Interest expense on deposits totaled $6.6 million during the year ended December 31, 2002 compared to $3.9 million during the year ended December 31, 2001. We did not acquire Commercial Capital Bank until December 2000 and, consequently, did not recognize any interest expense on deposits during 2000. Our average balance of interest-bearing deposits increased from $81.7 million for the year ended December 31, 2001 to $239.2 million for the year ended December 31, 2002. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods. The average rate paid on interest-bearing deposits declined from 4.80% for the year ended December 31, 2001 to 2.78% for the year ended December 31, 2002.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, warehouse lines of credit and trust preferred securities, amounted to $11.0 million, $5.3 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our average balance of borrowings has increased from $112.5 million for the year ended December 31, 2001 to $362.6 million for the year ended December 31, 2002. The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods. As discussed previously, we have been lengthening the durations of our borrowings starting in the fourth quarter of 2001 through 2002 partially through the prepayment of $66 million in fixed rate FHLB advances and replacing them with lower costing, lower duration FHLB advances. The average rate paid on borrowings declined from 4.73% for the year ended December 31, 2001 to 3.03% for the year ended December 31, 2002.

Provision for Loan Losses.    We established provisions for loan losses of $1.6 million and $686,000 during the years ended December 31, 2002 and 2001, respectively. We did not acquire Commercial Capital Bank until December 2000 and, consequently, did not provide for losses on loans during 2000. However, in connection with our acquisition of Commercial Capital Bank in December 2000, we did acquire an allowance for loan losses of $420,000 which Commercial Capital Bank had accumulated prior to its acquisition. The provisions we established during the years ended December 31, 2002 and 2001 were provided in order to maintain our allowance for loan losses at what management believed to be an adequate level. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, levels and trends in asset classifications, change in volume and mix of loans, and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies. At December 31, 2002, we did not have any non-performing loans. See “Business—Asset Quality—Allowance for Loan Losses” in Item 1 hereof.

Management believes that its allowance for loan losses at December 31, 2002 was adequate. Nevertheless, our loan portfolio is relatively unseasoned and there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our multi-family residential and commercial loan portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income.    The following table sets forth information regarding our noninterest income for the periods shown.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$4,577	$2,671	$1,812
Mortgage banking fees, net	439	645	563
Banking and servicing fees	403	114	—
Trust fees	198	88	—
Other income	315	—	—
Securities brokerage fees	657	—	—
Gain on sale of securities	1,026	1,424	—

Total noninterest income	$7,615	$4,942	$2,375

Total noninterest income was $7.6 million, $4.9 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our noninterest income amounted to 16.5% of total revenues (which is comprised of total interest income and total noninterest income) during the year ended December 31, 2002, as compared to 23.7% during the year ended December 31, 2001 and 42.3% during the year ended December 31, 2000. While our noninterest income increased during 2002 and 2001, the decrease in noninterest income as a percentage of total revenues was due to larger increases in total interest income during the periods. Our noninterest income consists primarily of income earned by FIPMC with respect to its mortgage banking activities. Income earned by FIPMC from its mortgage banking operations is considered recurring core income for us and consists of cash gains on sales of loans which are generally sold at a premium in excess of 1.0% of the loan amount, and mortgage banking fees (i.e., fees received on FIPMC’s loan originations less direct origination costs, including salaries, commissions paid to its loan brokers and other third party loan expenses). FIPMC expects to sell more than 50% of the loans originated by FIPMC to unaffiliated financial institutions. While FIPMC’s in-house originations and sales generate both cash gains on sale of loans and mortgage banking fees, its conduit and brokered originations and sales generate only mortgage banking fees.

Total noninterest income increased by $2.7, or 54.1%, during the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to a $1.9 million, or 71.4%, increase in gain on sale of loans, which was partially offset by a decline of $206,000, or 31.9%, in mortgage banking fees. During the year ended December 31, 2002, FIPMC originated $748.6 million of loans and sold, servicing released, $456.0 million of loans to third parties (including conduit and brokered originations and sales), as compared to $483.0 million of originations and $318.1 million of such sales during the year ended December 31, 2001. The decline in mortgage banking fees reflects a decline in the amount of loans originated and sold through conduit and brokered channels during the year ended December 31, 2002, as compared to the same period in 2001. Also contributing to the increase in noninterest income was a $289,000 increase in banking and servicing fees and a $110,000 increase in trust fees during the year ended December 31, 2002, as compared to the same period in 2001. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans, while the increase in trust fees reflects Commercial Capital Bank’s creation of a trust department in November 2000. At December 31, 2002, the trust department had 40 accounts with a total of $38.2 million of funds under management and was generating revenues which, on a stand-alone basis, were sufficient to cover the trust department’s operating expenses. Securities brokerage fees of $657,000 were included in noninterest income for the year ended December 31, 2002, which represents the income generated by ComCap subsequent to its acquisition on July 1, 2002. The other income of $315,000 represents income from the appreciation of the Bank Owned Life Insurance policies. See “Business—Trust and Investment Services” in Item 1 hereof.

Total noninterest income increased by $2.6 million, or 108.1%, during the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to $1.4 million of gains on sales of securities and a $859,000, or 47.4%, increase in gain on sale of loans. The increase in the gain on sale of loans was due to an increase in loans originated and sold by FIPMC as well as an increase in the average price of the loans sold. During the year ended December 31, 2001, FIPMC originated $483.0 million of loans and sold, servicing released, $318.1 million of loans to third parties (including conduit and brokered originations and sales), as compared to $314.9 million of originations and $258.2 million of such sales during the year ended December 31, 2000. We also recognized $114,000 of banking and servicing fees and $88,000 of trust fees during 2001.

Noninterest Expenses.    The following table sets forth information regarding our noninterest expenses for the periods shown.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$5,287	$4,067	$1,144
Non-cash stock compensation	139	139	871
Occupancy and equipment	1,176	1,024	749
Marketing	685	70	80
Professional and consulting	519	201	218
Data processing	285	241	—
Insurance premiums	245	120	43
Amortization of goodwill	—	748	—
Early extinguishment of debt	903	—	—
Other	1,292	897	537

Total noninterest expenses	$10,531	$7,507	$3,642

Total noninterest expenses amounted to $10.5 million, $7.5 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total noninterest expense increased by $3.0 million, or 40.3%, during the year ended December 31, 2002, as compared to the year ended December 31, 2001, due primarily to higher compensation and marketing costs. The increase in compensation costs is due to the hiring of additional personnel to support the Company’s growth and due to higher performance-based compensation in addition to $415,000 of compensation costs associated with ComCap, which was acquired on July 1, 2002. Non-cash stock compensation expense associated with restricted stock award agreements entered into with three of our executive officers amounted to $139,000 during each of the years ended December 31, 2002 and 2001. We expect to recognize an additional $416,000 of such expense during the first six months of 2003 and will not recognize any expense related to such restricted shares for any period subsequent to the second quarter of 2003. See Note 15 to our consolidated financial statements included in Item 8 hereof. Commercial Capital Bank opened a new branch in a high-end retail center located in south Orange County, California in the third quarter of 2002, which increased both compensation and occupancy and equipment expense, as well as other costs associated with expanding its retail banking franchise. The $615,000 increase in marketing costs is primarily due to the promotion of our money market programs and other deposit products and services. The increase in total noninterest expenses for the year ending December 31, 2002, as compared to the year ending December 31, 2001 was also due to higher professional costs primarily as a result of the implementation of a more comprehensive internal audit program. FDIC insurance premiums are a function of Commercial Capital Bank’s deposit base and are assessed at a rate established by the FDIC, which assessment rate may be increased in accordance with proposed legislation being considered in Congress. Noninterest expenses during the year ended December 31, 2002 includes a $903,000 in costs associated with the early extinguishment of FHLB advances. Gains with respect to the sale of mortgage-backed securities offset the loss on extinguishment of such FHLB advances. In connection with the prepayment of such FHLB advances, Commercial Capital Bank entered into new FHLB advances with both lower rates and longer maturities. Insurance premiums consist of expenses relating to various insurance policies we maintain as well as FDIC insurance premiums. Notwithstanding the foregoing, we have improved our operating efficiency as evidenced by our efficiency ratio which declined from 66.60% for the year ended December 31, 2001 to 35.00% for the year ended December 31, 2002.

Total noninterest expenses increased by $3.9 million, or 106.1%, during the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to increases in compensation and benefits and occupancy and equipment expense, reflecting the acquisition of Commercial Capital Bank in December 2000, which increases were partially offset by a decrease in non-cash stock compensation expense of $732,000 related to the restricted stock award agreements referenced above. The acquisition of Commercial Capital Bank also resulted in $14.0 million of goodwill and, accordingly, during the year ended December 31, 2001 we recognized $748,000 of goodwill amortization expense. As a result of the adoption by the FASB of SFAS No. 142, goodwill is no longer required to be amortized but will instead be tested at least annually for impairment. Consequently, we do not expect to recognize goodwill amortization expense in future periods.

Income Taxes.    We recognized $6.7 million of income tax expense during the year ended December 31, 2002 compared to $1.7 million of income tax expense during the year ended December 31, 2001, while we recognized an income tax benefit of $740,000 during the year ended December 31, 2000. Prior to December 22, 2000, FIPMC operated as a limited partnership which was not a taxable entity (the operating results of FIPMC were included in the tax returns of its partners). Consequently, no provision for income taxes was provided for any period prior to December 22, 2000. If FIPMC had been a taxable entity for all of 2000 its pro forma income tax benefit would have been $233,000. Our effective tax rate was 40.8% for the year ended December 31, 2002 compared to 50.8% for the year ended December 31, 2001. The relatively high effective tax rate for the year December 31, 2001 reflected goodwill amortization which is not deductible for tax purposes. In accordance with SFAS No. 142, we are no longer required to amortize our goodwill.

Income Allocated to Minority Interest.    On December 22, 2000, we acquired approximately 90% of the outstanding shares of common stock of Commercial Capital Bank. We acquired the remaining outstanding shares of common stock of Commercial Capital Bank on December 31, 2001 for a cash purchase price of $1.2 million. Consequently, for the period between December 22, 2000 and December 31, 2001, we allocated a portion of Commercial Capital Bank’s net income to this minority interest. This resulted in a $108,000 allocation of income to minority interest for the year ended December 31, 2001. As a result of our purchase of the remaining shares of common stock of Commercial Capital Bank on December 31, 2001, Commercial Capital Bank is now a wholly owned subsidiary.

Asset and Liability Management

General.    Changes in interest rates can have a variety of effects on our business. In particular, changes in interest rates affect our net interest income, net interest margin, net income, the value of our securities portfolio, the volume of loan originations, the interest rate spread on loans held for sale and the amount of gain on the sale of loans.

Our asset and liability management function is under the guidance of Commercial Capital Bank’s ALCO, which is comprised of Commercial Capital Bank’s senior executive officers. The ALCO meets at least quarterly to review, among other things, the sensitivity of Commercial Capital Bank’s earnings to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of loans, investments and borrowings. In connection therewith, the ALCO reviews Commercial Capital Bank’s liquidity, cash flow needs, the repricing and maturities of loans, investments, deposits and borrowings and current market conditions and interest rates.

The principal objectives of our asset and liability management function are to evaluate the interest rate risk inherent in certain balance sheet items and off-balance sheet commitments, determine the appropriate level of risk given our business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage that risk within board approved guidelines. Through such management, we seek to reduce the vulnerability of our earnings to changes in interest rates.

In addition to quarterly ALCO meetings, Commercial Capital Bank’s management reviews, on an on-going basis, the sensitivity of Commercial Capital Bank’s earnings to interest rate changes in connection with its evaluation of potential loans and securities to be acquired, the pricing of deposits and various forms of borrowings, and other operating and strategic decisions made on behalf of Commercial Capital Bank. Consequently, Commercial Capital Bank’s management is constantly engaged in a dynamic process of evaluating pricing, volumes and mix of both assets and liabilities as they relate to earnings vulnerability and volatility in varying interest rate environments.

The ALCO’s and management’s primary interest rate sensitivity monitoring tool is an asset/liability simulation model which is run on an as-needed basis (at least monthly) and is designed to capture the dynamics of balance sheet, rate and spread movements and to quantify variations in net interest income, net interest margin and net income under different interest rate environments. Commercial Capital Bank also utilizes, for regulatory purposes, market value analysis, which addresses the change in equity value resulting from movements in interest rates. The market value of equity is estimated by valuing Commercial Capital Bank’s assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. Market value analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet.

A more conventional but limited ALCO monitoring tool involves an analysis of the extent to which assets and liabilities are interest rate sensitive and measuring Commercial Capital Bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceed interest rate sensitive assets.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. At December 31, 2002, Commercial Capital Bank’s interest-earning assets which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $41.6 million, or 5.5% of total assets.

One of the primary goals of Commercial Capital Bank’s ALCO is to effectively model and manage the duration of Commercial Capital Bank’s assets and liabilities so that the respective durations and cash flows of such assets and liabilities are matched as closely as possible. This can be accomplished either by adjusting Commercial Capital Bank’s balance sheet or by utilizing off-balance sheet instruments in order to synthetically adjust the duration of Commercial Capital Bank’s assets and/or liabilities. Commercial Capital Bank has not historically used interest rate swaps, options, futures or other instruments to manage its interest rate risk and, instead, manages such risk on its balance sheet by investing in adjustable-rate loans, purchasing mortgage-backed securities with selected average lives and durations and adjusting the maturities of its borrowings, as described below.

At December 31, 2002, $457.8 million, or 97.0%, of Commercial Capital Bank’s total loans consisted of multi-family residential or commercial real estate loans. Commercial Capital Bank’s multi-family residential and commercial real estate loans either consist of pure adjustable-rate loans indexed to various CMT- or LIBOR-based indices or are hybrid adjustable-rate loans which are fixed for a period of up to five years and then adjust based on a spread, determined at origination, over the applicable index. At December 31, 2002, of Commercial Capital Bank’s $457.8 million of total multi-family and commercial real estate loans held for investment, $452.4 million, or 98.8%, had interest rates which adjust within a five-year period, of which $269.6 million, or 58.9%, had interest rates which adjust within a one-year period.

Commercial Capital Bank’s securities portfolio consists primarily of fixed-rate U.S. government agency mortgage-backed securities. Beginning in 2002, Commercial Capital Bank began decreasing its investment in U.S. government agency mortgage-backed securities which mature in 30 years and increasing its investment in similar securities that mature within 15 years. At December 31, 2002, $193.3 million, or 82.8%, of Commercial Capital Bank’s mortgage-backed securities portfolio carried maturities of 15 years or less.

Prior to 2002, Commercial Capital Bank primarily relied on shorter-term sources of funds in order to fund its operations. Beginning in the fourth quarter of 2001 and continuing in 2002, management began to extend the maturities on its borrowings, primarily through term FHLB advances. In addition, Commercial Capital Bank has placed a greater emphasis on attracting deposit relationships which provide money market and other transaction accounts. At December 31, 2002, $222.7 million, or 77.3%, of Commercial Capital Bank’s FHLB advances matured in excess of one year ($27.0 million of which are callable by the FHLB of San Francisco) and Commercial Capital Bank had $184.7 million of money market accounts, which represented 57.4% of total deposits as of such date.

The following table summarizes the anticipated maturities or repricing of Commercial Capital Bank’s assets and liabilities as of December 31, 2002, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$2,401	$2,401
Securities(1)(2)	47,522	68,098	59,033	74,577	249,230
Single-family residential loans(3)	3,390	234	166	344	4,134
Multi-family residential loans(3)	264,128	95,331	36,678	3,791	399,928
Commercial real estate loans(3)	32,178	16,702	7,851	1,127	57,858
Commercial business and consumer loans(3)	9,954	44	23	25	10,046
Other assets(4)	—	—	—	30,473	30,473

Total	357,172	180,409	103,751	112,738	754,070

Liabilities:
Certificates of deposit	$120,274	$6,642	$155	$—	$127,071
Demand deposit accounts	—	—	—	5,606	5,606
NOW accounts(5)	1,146	802	344	—	2,292
Money market account(5)	92,328	64,630	27,699	—	184,657
Savings accounts(5)	1,055	738	316	—	2,109
FHLB advances(6)	65,419	196,040	340	27,340	289,139
Securities sold under agreements to repurchase	35,302	—	—	—	35,302
Other liabilities(7)	—	—	—	4,110	4,110

Total	315,524	268,852	28,854	37,056	650,286

Excess (deficiency) of total assets over total liabilities	$41,648	$(88,443)	$74,897	$75,682

Cumulative excess (deficiency) of total assets over total liabilities	$41,648	$(46,795)	$28,102	$103,784

Cumulative excess (deficiency) of total assets over total liabilities as a percentage of total assets	5.52%	(6.21)%	3.73%	13.76%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as held-to-maturity and available-for-sale. Reflects estimated prepayments in the current interest rate environment.
(2)	Includes FHLB stock.
(3)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan premiums, deferred fees, goodwill, bank owned life insurance, accrued interest receivable and other assets.
(5)	Although Commercial Capital Bank’s negotiable order of withdrawal (“NOW”) accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following allocation of principal balances for NOW accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. If the principal balance for NOW accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, Commercial Capital Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $52.9 million, or 7.01% of total assets.

(6)	Adjustable-rate advances are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate advances are included in the periods in which they are scheduled to mature. Balances include the amortization of the remaining purchase accounting adjustment of $1.2 million at December 31, 2002.
(7)	Includes accrued interest payable and other liabilities.

Although “gap” analysis is a useful measurement device available to management in determining the existence of interest rate exposure, its static focus as of a particular date makes it necessary to utilize other techniques in measuring exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

As a result of the foregoing limitations, Commercial Capital Bank also uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on Commercial Capital Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in Commercial Capital Bank’s net interest income, net interest margin and net income (taking into account Commercial Capital Bank’s budget, index lags, rate floors and caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on net interest income, net interest margin and net income in the event of an increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by Commercial Capital Bank, a gradual increase in interest rates of 200 basis points during the twelve months following December 31, 2002 would decrease projected net interest income by 1.7%, while a decline in interest rates of 200 basis points would increase projected net interest income by 3.8%.

Management believes that all of the assumptions used in the foregoing analysis to evaluate the vulnerability of its net interest income to changes in interest rates approximate actual experiences and considers them to be reasonable. However, the interest rate sensitivity of Commercial Capital Bank’s assets and liabilities and the estimated effects of changes in interest rates on Commercial Capital Bank’s net interest income indicated in the above table could vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

Although our asset and liability management function is primarily focused on Commercial Capital Bank, FIPMC and Commercial Capital Bancorp are also generally exposed to interest rate risk. Changes in interest rates affect FIPMC’s net interest income with respect to its loans held for sale, the net interest income earned by both FIPMC and Commercial Capital Bancorp on their securities portfolios and the value of their securities portfolios. At December 31, 2002, FIPMC had $18.3 million of loans held for sale and FIPMC and Commercial Capital Bancorp had an aggregate of $76.5 million of U.S. government agency mortgage-backed securities, which were funded primarily with short-term reverse repurchase agreements.

FIPMC attempts to limit its interest rate risk by originating adjustable-rate loans and by limiting the dollar amount and period of time loans are held for sale. FIPMC and Commercial Capital Bancorp also attempt to limit their interest rate risk by purchasing shorter duration, higher cash flow mortgage-backed securities. At December 31, 2002, FIPMC’s and Commercial Capital Bancorp’s securities portfolios had an estimated weighted average life of 3.0 years and the average amount of time a loan was held by FIPMC pending sale was 13 days. However, FIPMC has recently entered into a sub-facility with its warehouse lender which provides it with the flexibility to aggregate up to $25.0 million of loans for a period of up to 24 months and to sell such loans in bulk. See “Business—Sources of Funds—Borrowings” in Item 1 hereof. To the extent that FIPMC determines to hold its loans for longer periods of time pending their future sale, management of FIPMC may consider additional means of limiting its exposure to this interest rate risk.

Liquidity and Capital Resources

Liquidity.    The objective of liquidity management is to ensure that we have the continuing ability to maintain cash flows that are adequate to fund our operations and meet our debt obligations and other commitments on a timely and cost-effective basis. Our liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as federal funds sold. If we require funds beyond our ability to generate them internally, various forms of both short- and long-term borrowings provide an additional source of funds.

Liquidity management at Commercial Capital Bank focuses on Commercial Capital Bank’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is Commercial Capital Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations and to make investments that take advantage of interest rate spreads. Commercial Capital Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. Commercial Capital Bank’s need for liquidity is affected by its loan purchase activity, net changes in deposit levels and the scheduled maturities of its borrowings. Commercial Capital Bank can minimize its cash requirements by modifying the amount of loans purchased. However, liquidity demand resulting from net reductions in deposits is usually caused by factors over which Commercial Capital Bank has limited control. The principal sources of Commercial Capital Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At December 31, 2002, Commercial Capital Bank had $56.0 million in available FHLB borrowing capacity, and $137.6 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that Commercial Capital Bank’s loans can generally be sold for more than their carrying values and Commercial Capital Bank may in the future securitize a portion of its loans. At December 31, 2002, Commercial Capital Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase loans of $33.3 million. Certificates of deposit which are scheduled to mature within one year totaled $120.3 million at December 31, 2002, and borrowings that are scheduled to mature within the same period amounted to $100.6 million at such date.

Liquidity management at FIPMC focuses on FIPMC’s ability to generate sufficient cash to fund its loan commitments, to make principal and interest payments with respect to outstanding borrowings and to pay its operating expenses. FIPMC’s need for liquidity is affected by the level of its loan commitments and loan demand, its ability to sell the loans that it originates and the amount of time FIPMC holds its loans pending their sale. FIPMC’s principal sources of liquidity consist of proceeds generated from the sale of loans and borrowings, primarily warehouse lines of credit and reverse repurchase agreements. At December 31, 2002, FIPMC had $83.1 million in available borrowing capacity under its warehouse line of credit. FIPMC recently amended its warehouse line of credit, which resulted in an increase in the maximum borrowing capacity from $75.0 million to $100 million. At December 31, 2002, FIPMC had outstanding commitments to originate loans of $48.9 million.

Liquidity management at the holding company level focuses on Commercial Capital Bancorp’s ability to generate sufficient cash to fund its operating expenses. At December 31, 2002, our annual interest payments with respect to our outstanding trust preferred securities amounted to $1.8 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $1.0 million at December 31, 2002, and dividends from FIPMC. To the extent that FIPMC were at some future date to lack the capacity to pay dividends to us, we would require dividends from Commercial Capital Bank to satisfy our obligations. The availability of dividends from Commercial Capital Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Commercial Capital Bank, and other factors, that the OTS could assert that payments of dividends or other payments by Commercial Capital Bank are an unsafe or unsound practice. As of

December 31, 2002, after taking into consideration limitations contained in its warehouse line of credit, FIPMC could pay up to $5.8 million in dividends to us. As of such date, Commercial Capital Bank could dividend up to $6.2 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

Capital Resources.    The following table reflects Commercial Capital Bank’s actual levels of regulatory capital as of December 31, 2002 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$90,966	20.0%	$36,327	8.0%	$45,409	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	88,250	19.4	18,163	4.0	27,245	6.0
Tier I (core) capital (to adjusted assets)(1)	88,250	12.0	29,493	4.0	36,866	5.0
Tangible capital (to tangible assets)(1)	88,250	12.0	11,060	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $737.3 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $454.1 million.
(2)	See “Business—Regulation of Commercial Capital Bank—Regulatory Capital Requirements and Prompt Corrective Action” in Item 1 hereof.

Contractual Obligations and Commercial Commitments

The following tables present our contractual cash obligations, excluding deposits, and commercial commitments as of December 31, 2002.

		Payment due period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Contractual cash obligations:
FHLB advances(1)	$287,950	$65,250	$195,700	$—	$27,000	(2)
Warehouse line of credit	16,866	16,866	—	—	—
Securities sold under agreements to repurchase	110,993	110,993	—	—	—
Trust preferred securities	35,000	—	—	—	35,000
Lease obligations	1,623	622	779	222	—

Total contractual cash obligations	$452,432	$193,731	$196,479	$222	$62,000

		Amount of Commitment Expiration Per Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commercial and mortgage banking commitments:
Lines of credit	$5,633	$5,628	$—	$—	$5
Multi-family and commercial real estate loans	48,854	48,854	—	—	—

Total commercial and mortgage banking commitments	$54,487	$54,482	$—	$—	$5

(1)	Net of purchase accounting adjustments of $1.2 million.
(2)	Consists of advances which have a scheduled ten-year maturity but can be redeemed by the FHLB of San Francisco at their option on a quarterly basis.

Inflation and Changing Prices

Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to loans held for sale and available-for-sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial condition.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force, or EITF, Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF-94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires that most financial services companies subject long-term customer relationship intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial-institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements in SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. Management is still evaluating whether to voluntarily change to the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Condition and Results of Operations—Asset and Liability Management” in Item 7 hereof.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Commercial Capital Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002.

/s/    KPMG LLP

Los Angeles, California

January 31, 2003

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2002	2001
Assets
Cash and cash equivalents:
Cash and due from banks	$2,907	$1,312
Restricted cash	501	352
Federal funds sold	—	35,850

	3,408	37,514
Securities available-for-sale	308,032	119,685
Securities held-to-maturity, at amortized cost (fair value of $2,220)	2,042	—
Federal Home Loan Bank stock, at cost	15,701	6,367
Loans, net of allowance for loan losses of $2,716 and $1,107	469,186	188,797
Loans held-for-sale	18,338	52,379
Premises and equipment, net	976	394
Accrued interest receivable	3,543	1,622
Goodwill	13,035	13,014
Bank-owned life insurance	8,460	—
Other assets	6,748	3,919

	$849,469	$423,691

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$5,606	$5,541
Interest-bearing:
Money market accounts	176,194	5,179
Savings accounts	2,109	3,918
NOW accounts	1,299	919
Certificate accounts	127,071	102,782

	312,279	118,339
Securities sold under agreements to repurchase	110,993	78,752
Advances from Federal Home Loan Bank	289,139	128,690
Warehouse line of credit	16,866	52,389
Trust Preferred Securities	35,000	15,000
Deposits held in trust	501	352
Accrued interest payable and other liabilities	7,088	3,367

Total liabilities	771,866	396,889

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 13,978,858 and 8,845,764 shares	14	9
Additional paid-in capital	64,436	27,681
Deferred compensation	(416)	(555)
Retained earnings	9,992	282
Accumulated other comprehensive gain (loss)	3,577	(615)

Total stockholders’ equity	77,603	26,802

	$849,469	$423,691

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Interest income on:
Loans	$25,251	$11,878	$3,180
Securities	12,700	3,690	—
FHLB stock	559	168	—
Federal funds sold and interest-bearing deposits in other banks	57	143	54

Total interest income	38,567	15,879	3,234

Interest expense on:
Deposits	6,651	3,923	—
Advances from Federal Home Loan Bank	6,162	2,864	—
Warehouse lines of credit	1,126	1,707	3,209
Trust Preferred Securities	1,794	86	—
Other borrowings	1,916	668	20

Total interest expense	17,649	9,248	3,229

Net interest income	20,918	6,631	5
Provision for loan losses	1,609	686	—

Net interest income after provision for loan losses	19,309	5,945	5

Noninterest income:
Gain on sale of loans	4,577	2,671	1,812
Mortgage banking fees	439	645	563
Banking and servicing fees	403	114	—
Trust fees	198	88	—
Other income	315	—	—
Securities brokerage fees	657	—	—
Gain on sale of securities	1,026	1,424	—

	7,615	4,942	2,375

Noninterest expenses:
Compensation and benefits	5,287	4,067	1,144
Non-cash stock compensation	139	139	871
Occupancy and equipment	1,176	1,024	749
Marketing	685	70	80
Professional and consulting	519	201	218
Data processing	285	241	—
Insurance premiums	245	120	43
Amortization of goodwill	—	748	—
Loss on early extinguishment of debt	903	—	—
Other	1,292	897	537

	10,531	7,507	3,642

Income (loss) before income tax expense (benefit)	16,393	3,380	(1,262)
Income tax expense (benefit)	6,683	1,716	(740)

Income (loss) before minority interest	9,710	1,664	(522)
Income allocated to minority interest	—	108	—

Net income (loss)	$9,710	$1,556	$(522)

Basic earnings (loss) per share	$1.07	$0.18	$(0.11)
Diluted earnings (loss) per share	1.00	0.17	(0.11)
Pro forma loss data (unaudited):
Loss before income tax benefit as reported			$(1,262)
Tax benefit as reported			(740)
Impact of FIPMC as if taxable			233

Pro forma tax benefit			(507)

Pro forma net loss			$(755)

Pro forma net loss per share—basic and diluted			$(0.16)

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

for the years ended December 31, 2002, 2001 and 2000

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred Compensation	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 1999	4,487	$5	$4,221	$(1,017)	$(752)	$—	$2,457
Comprehensive loss:
Net loss	—	—	—	—	(522)	—	(522)
Other comprehensive gain, net of tax:
Net unrealized gains on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	58	58

Total comprehensive loss							(464)
Issuance of common stock, net of costs	13	—	50	—	—	—	50
Capital distributions	—	—	(378)	—	—	—	(378)
Common stock issued to acquire Commercial Capital Bank	4,047	4	22,213	—	—	—	22,217
Variable phantom unit awards	—	—	548	(548)	—	—	—
Amortization of deferred compensation—phantom unit awards	—	—	—	871	—	—	871

Balance, December 31, 2000	8,547	9	26,654	(694)	(1,274)	58	24,753
Comprehensive income:
Net income	—	—	—	—	1,556	—	1,556
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	(673)	(673)

Total comprehensive income							883
Issuance of common stock, net of costs	311	—	1,596	—	—	—	1,596
Repurchase of common stock	(12)	—	(63)	—	—	—	(63)
Changes due to minority interest and its acquisition by Bancorp	—	—	(506)	—	—	—	(506)
Amortization of deferred compensation— restricted stock awards	—	—	—	139	—	—	139

Balance, December 31, 2001	8,846	9	27,681	(555)	282	(615)	26,802
Comprehensive income:
Net income	—	—	—	—	9,710	—	9,710
Other comprehensive income, net of tax:
Net unrealized gains on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	4,192	4,192

Total comprehensive income							13,902
Issuance of common stock, net of costs	5,218	5	37,040	—	—	—	37,045
Repurchase of common stock	(99)	—	(357)	—	—	—	(357)
Exercise of stock options	14	—	72	—	—	—	72
Amortization of deferred compensation— restricted stock awards	—	—	—	139	—	—	139

Balance, December 31, 2002	13,979	$14	$64,436	$(416)	$9,992	$3,577	$77,603

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$9,710	$1,556	$(522)
Adjustments to reconcile net income to net cash used in operating activities:
Net income attributed to minority interest	—	108	—
Depreciation and amortization	1,165	1,338	135
Stock compensation expense	139	139	871
Stock dividend from FHLB	(559)	(154)	—
Bank owned life insurance income	(315)	—	—
Deferred tax benefit	(1,107)	(210)	(743)
Provision for loan losses	1,609	686	—
Gain on sale of securities	(1,026)	(1,424)	—
Gain on sale of loans	(4,577)	(2,671)	(1,812)
Origination of loans held-for-sale	(349,978)	(254,280)	(271,340)
Proceeds from sales of loans held-for-sale	388,595	236,626	267,359
Decrease (increase) in accrued interest receivable and other assets	(4,750)	(1,766)	21
Increase (decrease) in deposits held in trust, accrued interest payable and other liabilities	3,870	2,023	(20)
Other, net	(1,705)	255	(89)

Net cash provided by (used in) operating activities	41,071	(17,774)	(6,140)

Cash flows from investing activities:
Purchases of securities available-for-sale	(335,353)	(208,525)	—
Proceeds from sales of securities available-for-sale	103,287	115,358	—
Proceeds from maturities and repayments of securities	51,093	12,392	—
Purchases of securities held-to-maturity	(2,053)	—	—
Purchases of Federal Home Loan Bank stock	(8,901)	(3,925)	—
Proceeds from sales of loans	3,306	18,407	—
Origination and purchase of loans, net of principal payments	(285,557)	(126,833)	—
Purchases of leasehold improvements and equipment	(864)	(77)	(52)
Purchase of bank-owned life insurance	(8,149)	—	—
Cash from acquisition of Commercial Capital Bank	—	—	8,895
Acquisition of minority interest of Commercial Capital Bank	—	(1,249)	—

Net cash provided by (used in) investing activities	(483,191)	(194,452)	8,843

Cash flows from financing activities:
Net increase in deposits	193,940	57,911	—
Net increase in securities sold under agreements to repurchase	32,241	64,217	—
Proceeds from Federal Home Loan Bank advances	302,550	128,690	—
Repayment of Federal Home Loan Bank advances	(141,931)	(47,095)	—
(Decrease) increase in warehouse lines of credit	(35,523)	20,422	5,591
Issuance of Trust Preferred Securities	20,000	15,000	—
Decrease in other debt	—	(112)	(71)
Common stock issued	37,045	1,596	50
Common stock purchased	(357)	—	—
Exercise of stock options	49	—	—
Capital distributions	—	—	(378)

Net cash provided by financing activities	408,014	240,629	5,192

Net increase (decrease) in cash and cash equivalents	(34,106)	28,403	7,895
Cash and cash equivalents:
Beginning of year	37,514	9,111	1,216

End of year	$3,408	$37,514	$9,111

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$17,361	$9,558	$3,083
Income taxes	7,201	1,651	3

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Nature of Operations and Summary of Significant Accounting Policies

(a)	Nature of Operations

Commercial Capital Bancorp, Inc. (the Company) provides financial services to a core customer base of income-property real estate investors, related real estate service companies, and other middle market commercial businesses.

The Company was formed in June 1999 as a Nevada corporation and became the holding company for Commercial Capital Bank, FSB (the Bank) and a mortgage banking company, Financial Institutional Partners Mortgage Corporation, (FIPMC) at December 22, 2000 through the successful completion of a share exchange. See note 2. The Company did not conduct any significant operations or engage in any activities with either FIPMC or the Bank until December 22, 2000. On July 1, 2002, the Company acquired ComCap Financial Services, Inc. (ComCap), a registered broker dealer, from a related party. See note 2.

The Bank, formerly Mission Savings and Loan, FA, has been in existence since 1985 and was acquired through a share exchange led by the management team of FIPMC on January 28, 2000. Subsequent to the acquisition, management has raised additional capital, relocated its headquarters, completed core system conversions, restructured the balance sheet, and implemented its business plan of asset growth through multifamily and commercial real estate loans, personal, and commercial business lines of credit, and U.S. government and agency backed securities. Retail deposit growth, wholesale funding, and Federal Home Loan Bank of San Francisco advances have supported this growth. The Bank’s trust department also offers investment management services provided by one of the largest institutional money managers in the country, which services are not normally accessible to individual investors. The Bank has three branches located in Irvine (headquarters), Rancho Santa Margarita and Riverside, California.

FIPMC was formed in April 1998 and operated principally in California as an originator of multifamily loans since funding its first loan in June 1998. FIPMC has originated and sold approximately $2.0 billion in multifamily and commercial real estate loans and has established a strong retail presence in several major metropolitan areas, with offices located throughout California. Presently, offices are located in San Diego, Irvine (headquarters), Los Angeles, Woodland Hills, Burlingame, Corte Madera (Marin County), Oakland and Sacramento, California.

FIPMC originates loans through its proprietary retail sales force, underwrites them in accordance with its guidelines, and funds the loans in FIPMC’s name through a warehouse line provided by a third-party lender. FIPMC currently sells all its originations to banks and thrifts across the country. Following the acquisition of the Bank, $512.3 million of the loans funded by FIPMC have been sold to the Bank through December 31, 2002 to support its asset growth.

The Company has a concentration of operations in California with 97.9% and 99.5% of the Company’s loan portfolio, including loans held-for-sale, located in California as of December 31, 2002 and 2001, respectively. The Company’s real estate-related loans, including loans held-for-sale, accounted for 98.0% and 96.7% of the total loans, including loans held-for-sale, at December 31, 2002 and 2001, respectively.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(b)	Basis of Presentation

As discussed in note 1(a), the consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, the Bank and FIPMC for the periods after December 22, 2000 and ComCap for the periods after July 1, 2002. Prior to December 22, 2000 the financial statements reflect the historical results of operations of the Company and FIPMC, although the Company did not have any significant operations during such period.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and FIPMC. For periods after July 1, 2002, the consolidated financial statements also include the accounts of ComCap. All significant intercompany accounts and transactions have been eliminated in consolidation. The Bank was not wholly owned until December 31, 2001. The December 31, 2001 consolidated statements of operations reflect the interests of the minority stockholders of the Bank in the line item “Income allocated to minority interest.”

(d)	Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and valuation of loans held-for-sale.

(e)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, and interest-bearing deposits in other financial institutions, including federal funds sold with an original maturity of three months or less. Cash flows from loans originated by the Company and deposits are reported net. The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances maintained at the Federal Reserve Bank of San Francisco of $141,000 at December 31, 2001. The Bank had no cash requirement at December 31, 2002.

At December 31, 2002 and 2001, the Company maintained restricted cash balances totaling $501,000 and $352,000, respectively, which represented “good faith” deposits from potential borrowers held in trust. Such deposits received by the Company in the normal course of business are segregated and deposited in a trust account in accordance with California Department of Real Estate regulations.

(f)	Securities

Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as accumulated other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in income.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Securities classified as held to maturity are accounted for at amortized cost because the Company has both the positive intent and the ability to hold those securities to maturity. Other than temporary declines in fair value are recognized in the statement of operations as loss from securities.

(g)	Investment in Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (FHLB) system and is required to maintain an investment in capital stock of the FHLB of San Francisco in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB of San Francisco. The FHLB of San Francisco stock is carried at cost as no ready market exists for this stock.

(h)	Loans

Loans are stated at the amount of unpaid principal, increased by purchase loan premiums or reduced by unearned fees, and an allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. At December 31, 2002 and 2001, the Company had an insignificant amount of impaired loans.

(i)	Loans Held-for-Sale

Loans held-for-sale include originated multifamily and commercial real estate mortgage loans intended for sale in the secondary market. The loans so designated are carried at the lower of cost or fair value on an aggregate basis. Gains and losses on loan sales are recorded in noninterest income, based on the difference between sales proceeds and carrying value.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(j)	Interest and Fees on Loans

Interest on loans is recognized over the terms of the loans and is calculated using the simple-interest method on principal amounts outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loan origination fees, commitment fees, purchase loan premiums, and certain direct loan origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the estimated life of the related loan.

The Company recognizes mortgage banking fees on loans brokered to third party lenders or delivered to a third party conduit when the loan has been funded by these independent financial institutions.

(k)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture and equipment range from three to five years. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements which do not exceed five years. The Company reviews premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(l)	Other Real Estate Owned and Other Foreclosed Assets

Other real estate owned (OREO) and other foreclosed assets represent assets acquired through foreclosure or other proceedings. These assets are held for sale and recorded at the lower of the carrying amounts of the related loans or the estimated fair value of the assets less estimated costs of disposal. Any write-down to estimated fair value less cost to sell at the time of transfer is charged to the allowance for loan losses. These assets are evaluated regularly by management and reductions of the carrying amount to estimated fair value less estimated costs to dispose are recorded as necessary. The Company did not have any other real estate owned or other foreclosed assets at December 31, 2002 and 2001.

(m)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.

The FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that, effective January 1, 2002, goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

As of January 1, 2002, the Company had unamortized goodwill in the amount of $13,014,000, all of which was subject to the transition provisions of SFAS 142. Upon adoption of SFAS 142, management determined that there was no transitional impairment loss on goodwill.

The impact of the adoption of SFAS 142 on earnings was as follows:

	Year Ended December 31,
	2002	2001
	(Dollars in thousands)
Reported net income	$9,710	$1,556
Add back goodwill amortization	—	748

Adjusted net income	$9,710	$2,304

Net income per share, basic	$1.07	$0.18
Adjusted net income per share, basic	1.07	0.27
Net income per share, diluted	1.00	0.17
Adjusted net income per share, diluted	1.00	0.26

(n)	Securities Sold under Agreements to Repurchase

The Company enters into agreements to sell securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability on the balance sheet while the dollar amount of securities underlying the agreements remains in the respective asset accounts.

(o)	Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company’s federal tax filings generally include all subsidiaries.

The Bank and FIPMC filed separate tax returns for periods prior to January 1, 2001.

(p)	Other Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(q)	Stock Compensation

The Company’s stock-based compensation plans are described more fully in Note 18. As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of APB 25, Accounting for Stock Issued to Employees, in accounting for its stock plans. As required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, pro forma net income and earnings per share information is provided below, as if the Company accounted for its stock option plans under the fair value method SFAS 123.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net income (loss), as reported	$9,710	$1,556	$(522)
Add: Stock-based compensation expense included in reported net income, net of tax	81	82	442
Less: Total stock-based compensation expense under the fair value method, net of tax	(401)	(167)	(464)

Net income (loss), pro forma	$9,390	$1,471	$(544)

Basic earnings (loss) per share
As reported	$1.07	$0.18	$(0.11)
Pro forma	1.03	0.17	(0.12)
Diluted earnings (loss) per share
As reported	1.00	0.17	(0.11)
Pro forma	0.97	0.16	(0.12)

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model. In determining the compensation amounts, the value of the options granted is estimated at the date of grant using the minimum value method prescribed in SFAS 123. For the option grants during 2002, the risk-free interest rates were ranging between 3.31% and 4.45% with an estimated life of the options ranging between five and seven years and no dividend rate on the stock. For the option grants during 2000, the risk-free interest rate used was 5.83%, an estimated life of seven years and no dividend rate on the stock.

(r)	Earnings Per Share

Basic earnings per share is based on weighted average shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

(s)	Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2002 and 2001. The estimated fair value amounts have been measured as of their respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair value of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

The information in note 20 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other financial institutions may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

•	Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits in other banks, and federal funds sold approximate their fair value.

•	Securities: Fair value for securities is based on quoted market prices, if available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments.

•	Loans: The estimated fair value of the performing loan portfolio was calculated by discounting the contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, and for mortgage loans, estimating prepayments as applicable. The discount rates used were the Company’s current offer rates for comparable instruments with similar remaining terms of maturity. For loans that were past due or impaired, adjustments to the discount rate were made to reflect the greater than normal risk of default. For impaired loans, cash flow projections were adjusted to reflect estimates by management of the timing and extent of recovery of principal and interest. As of December 31, 2002 and 2001, 98.7% and 99.3% of the Company’s loan portfolio, including loans held-for-sale, were adjustable rate loans, respectively.

•	Loans held-for-sale: The fair value was derived from internal pricing estimates based on recent sales of loans with similar characteristics.

•	Deposit liabilities: Fair value disclosed for demand deposits equals their carrying amounts, which represent the amounts payable on demand. The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

•	Securities sold under agreements to purchase: Fair value for these financial instruments was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Advances from FHLB: Fair value for advances from the FHLB was estimated using a discounted cash flow calculation that applies the interest rate currently being offered on advances.

•	Warehouse line of credit: Fair value of the warehouse line of credit was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Trust Preferred Securities: Fair value of the Trust Preferred Securities was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

•	Accrued interest receivable and payable: The fair value of both accrued interest receivable and payable approximates their carrying amounts.

•	Off-balance-sheet instruments: Fair value for off-balance-sheet instruments is based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

(t)	Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company’s financial condition.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. The Company does not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force, or EITF, Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS 147), which requires that most financial services companies subject long-term customer relationship intangible assets to an annual impairment test instead of being amortized. SFAS 147 applies to all new

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

and past financial-institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements in SFAS Nos. 141 and 142. Certain provisions of SFAS 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS 147 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. Management is still evaluating whether to voluntarily change to the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

(2)	Business Combinations

On December 22, 2000, the Company acquired control of the Bank and FIPMC through a share exchange.

The Company issued 4,499,993 common shares to FIPMC senior common unitholders and preferred unitholders (FIPMC Unitholders), which resulted in FIPMC becoming a wholly owned subsidiary of the Company. Each FIPMC common unit and preferred unit was exchanged for 0.1125 and 0.267725 of the Company’s shares, respectively. Outstanding options to acquire FIPMC common units were exchanged for options to acquire Company shares at the same exchange ratio as the share exchange. The share exchange between the Company and FIPMC Unitholders was not considered a business combination, as defined by

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Accounting Principles Board Opinion No. 16 (APB 16), since the Company’s directors and related parties owned approximately 98% of FIPMC. The exchange was accounted for as a reorganization of entities under common control. Therefore, the assets and liabilities of FIPMC were transferred to the Company at book value and the financial condition and results of operations of the Company for the periods prior to December 22, 2000 reflect the combined operations of the Company and FIPMC.

On December 22, 2000, the Company also issued 4,046,873 common shares to Bank shareholders holding approximately 89.9% of outstanding Bank common shares. The remaining Bank shareholders did not elect to participate in the share exchange. Each Bank share was exchanged for 2.77659 of the Company’s shares. Of the 4,046,873 common shares issued by the Company to Bank shareholders, a total of 298,993 common shares were issued to related parties, including the Company’s directors, their immediate family members and one other Bank shareholder that also owned Company shares. In addition, the board of directors of the Bank at the time of the share exchange consisted of existing directors and shareholders of the Company. Management believes that the share exchange with the Bank shareholders was conducted on terms equivalent to other arms-length transactions. Outstanding options to acquire Bank shares (Bank Options) were exchanged for options to acquire Company shares at the same exchange ratio as the share exchange. The Bank Options became fully vested upon completion of the share exchange in accordance with the terms of the Bank’s option plan.

These share and option exchanges were treated as a purchase business combination in accordance with APB 16 and resulted in the Company recording goodwill of $14.0 million, increasing FHLB of San Francisco advances by $1.3 million, which represents the mark-to-market for those advances, and recording a related deferred tax asset of $565,000. During 2001, the Company amortized the FHLB mark-to-market and goodwill over the estimated remaining life of 9 years and 20 years, respectively. See note 1 regarding the effect of the Company’s adoption of SFAS 142 on the amortization of goodwill. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Bank acquisition is summarized below:

(Dollars in thousands)
Cash and cash equivalents	$8,895
Securities available-for-sale	38,628
Federal Home Loan Bank stock	2,288
Loans, net of allowance	81,100
Premises and equipment, net	296
Accrued interest receivable	757
Other assets	1,950
Goodwill	13,950
Deposits	(62,288)
Advances from Federal Home Loan Bank	(47,095)
Securities sold under agreements to repurchase	(14,535)
Accrued interest payable and other liabilities	(1,729)

Total purchase price	$22,217

The fair value of the Bank’s net assets was determined based on the Bank’s issuance of 224,545 shares of common stock, which represented 13.9% of the total outstanding common stock of the Bank as of December 22, 2000, for cash to independent parties in transactions that occurred from September 27, 2000 through December 22, 2000.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

The following table presents unaudited pro forma results of operations of the Company for the year ended December 31, 2000 as if the acquisition of the Bank had been effective at the beginning of 2000. The unaudited pro forma results include (1) the historical accounts of the Company and of the acquired business; and (2) pro forma adjustments, as may be required, including the amortization of the excess purchase price over the fair value of the net assets acquired, and the applicable tax effects of these adjustments.

The unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had this acquisition been in effect for the years presented.

December 31, 2000
(Dollars in thousands)
Interest income	$8,151
Interest expense	6,192

Net interest income	1,959
Provision for loan losses	330

Net interest income after provision for loan losses	1,629

Noninterest income	2,612
Noninterest expense	9,379

Loss before income tax benefit	(5,138)
Income tax benefit	1,979

Loss before minority interest	(3,159)
Loss allocated to minority interest	200

Net loss	$(2,959)

Net loss per share:
Basic	$(0.34)

Diluted	$(0.34)

Weighted average shares outstanding:
Basic	8,640,307

Diluted	8,640,307

On December 31, 2001, the Company paid $1.2 million for the remaining outstanding Bank shares that were not exchanged on December 22, 2000. This transaction was accounted for as a purchase business combination in accordance with APB 16 and resulted in the Company reducing goodwill by $188,000, increasing the mark-to-market on the FHLB advances by $163,000 and recording an additional deferred tax asset of $69,000. As of December 31, 2001, the Bank is a wholly owned subsidiary of the Company.

On July 1, 2002, the Company acquired from related parties Financial Institutional Partners, LLC (FIP, LLC), a NASD-regulated broker dealer, and its managing member, FIP, Inc. FIP, LLC was merged into FIP, Inc. and the corporate name was changed to ComCap Financial Services, Inc. A total of $79,000 in cash was paid to a related party who is an officer and director of the Company in order to acquire the broker dealer. This transaction was accounted for as a purchase business combination in accordance with SFAS 141 and resulted in the Company recording goodwill of $21,000.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(3)	Pro forma Information

Prior to December 22, 2000, FIPMC was a partnership for federal and state income tax purposes. The accompanying statements of operations for the year ended December 31, 2000 present unaudited pro forma income tax benefit and net income reflecting the estimated income tax benefit of the Company as if FIPMC had been subject to normal federal and state income taxes for the year ended December 31, 2000, since FIPMC became a taxable entity concurrent with the December 22, 2000 share exchange.

Unaudited pro forma income tax benefit for the year ended December 31, 2000 and the differences between unaudited pro forma income tax benefit at the statutory federal income tax rate of 34% and the unaudited pro forma income tax benefit shown in the accompanying statement of operations for the year ended December 31, 2000 are as follows:

2000
(Dollars in thousands)
Pro forma income tax benefit at statutory rate	$(429)
State tax benefit, net of federal benefit	(88)
Nondeductible items	10

Total	$(507)

(4)	Securities

Carrying amounts and fair value of securities available-for-sale as of December 31, 2002 and 2001 are summarized as follows:

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$301,747	$6,185	$—	$307,932
U.S. government security	100	—	—	100

	$301,847	$6,185	$—	$308,032

	December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$120,628	$159	$1,204	$119,583
U.S. government security	100	2	—	102

	$120,728	$161	$1,204	$119,685

At December 31, 2002, there is one mortgage-backed security classified as held-to-maturity with a carrying amount of $2,042,000 and fair value of $2,220,000 with an unrealized gain of $178,000. There were no securities held-to-maturity at December 31, 2001.

The amortized cost and fair value of investment securities as of December 31, 2002 and 2001, by contractual maturities, are not shown since maturities may differ from contractual maturities in mortgage-backed securities as the mortgages underlying the securities may be called or prepaid without any penalties. The U.S. government security matures on January 31, 2003.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Securities available-for-sale with a carrying value of approximately $170,312,000 and $98,019,000 at December 31, 2002 and 2001, respectively, were pledged as collateral as follows: $22,611,000 and $17,301,000, respectively, for advances from the FHLB, $112,289,000 and $80,718,000, respectively, for various repurchase agreements and $35,412,000 and $0, respectively, for deposits from the State of California.

Gross realized gains and losses from the sale of $102,261,000 of securities available-for-sale for the year ended December 31, 2002 were $1,143,000 and $117,000, respectively. Gross realized gains and losses from the sale of $113,934,000 of securities available-for-sale for the year ended December 31, 2001 were $1,530,000 and $106,000, respectively. There were no sales of securities during the year ended December 31, 2000.

(5)	Loans and Loans Held-for-Sale

The loan portfolio as of December 31, 2002 and 2001 is summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Real estate mortgage loans:
Single-family (one to four units)	$4,134	$7,802
Multifamily (five units and over)	399,928	150,338
Commercial real estate	57,858	23,674

	461,920	181,814
Business loans	4,531	2,599
Business and consumer lines of credit	5,386	5,223
Consumer loans	129	77

Total loans	471,966	189,713
Premiums for loans purchased	167	262
Unearned net loan fees and discounts	(231)	(71)
Allowance for loan losses	(2,716)	(1,107)

Loans, net	$469,186	$188,797

All loans held for sale at December 31, 2002 were multi-family loans. Loans held-for-sale at December 31, 2001 consisted of $51,804,000 in multifamily loans and $575,000 in commercial real estate loans.

Loans with carrying amounts of approximately $439,124,000 and $175,096,000 at December 31, 2002 and 2001, respectively, were pledged as collateral on advances and a letter of credit from the FHLB. At December 31, 2002 and 2001, the Company had $42,616,000 and $16,167,000, respectively, of excess collateral at the FHLB.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(6)	Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$1,107	$420	$—
Provision for loan losses	1,609	686	—
Allowance acquired through purchase of Commercial Capital Bank	—	—	420
Amounts charged off	—	—	—
Recoveries on loans previously charged off	—	1	—

Balance, end of year	$2,716	$1,107	$420

(7)	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Leasehold improvements	$407	$122
Equipment and furnishings	1,656	1,076

	2,063	1,198
Less accumulated depreciation and amortization	1,087	804

	$976	$394

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2002, 2001 and 2000 was $283,000, $204,000 and $107,000, respectively.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(8)	Deposits

Deposits and the weighted average interest rate at December 31, 2002 and 2001 are comprised of the following:

	Weighted average rate at December 31, 2002	Amount	Percent
	(Dollars in thousands)
Savings accounts	2.16%	$2,109	0.7%
Money markets	2.61	176,194	56.4
NOW accounts and non-interest bearing demand	0.03	6,905	2.2

	2.51	185,208	59.3

Certificates of deposit:
90-day	1.40	1,254	0.4
180-day	2.22	9,984	3.2
One-year	2.78	39,889	12.8
Over one year	3.47	14,396	4.6
Jumbo certificates	2.03	43,506	13.9
Brokered certificates	2.73	18,042	5.8

	2.54	127,071	40.7

	2.52	$312,279	100.0%

	Weighted average rate at December 31, 2001	Amount	Percent
	(Dollars in thousands)
Savings accounts	1.75%	$3,918	3.3%
Money market	1.95	5,179	4.4
NOW accounts and non-interest bearing demand	0.04	6,460	5.5

	1.11	15,557	13.2

Certificates of deposit:
90-day	2.45	17,700	15.0
180-day	3.06	16,744	14.1
One-year	3.88	29,627	25.0
Over one year	4.34	9,493	8.0
Jumbo certificates	3.27	24,218	20.5
Brokered certificates	2.50	5,000	4.2

	3.33	102,782	86.8

	3.04	$118,339	100.0%

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

The scheduled maturities of the certificates of deposit at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Within 12 months	$120,275	$92,111
13 to 24 months	6,352	10,013
25 months and thereafter	444	658

	$127,071	$102,782

Brokered certificates for $8,042,000 and $10,000,000 at December 31, 2002 are scheduled to mature on January 30, 2003 and June 5, 2003, respectively.

Eligible savings accounts are insured up to $100,000 by the Savings Bank Insurance Fund (SAIF), which is administered by the FDIC. Jumbo certificates are certificates of deposit in excess of $100,000.

At December 31, 2002, the Company had three deposit accounts with the State of California for $30,000,000 that exceeded 5% of total deposits with $6,000,000 maturing on January 8, 2003, $14,000,000 maturing on February 21, 2003 and $10,000,000 maturing on June 18, 2003.

(9)	Repurchase Agreements

The Company enters into sales of securities under agreements to repurchase which generally mature within 60 days. The obligations to repurchase securities sold are reported as a liability on the accompanying balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into the counterparty’s account.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	Year ended December 31,
	2002	2001
	(Dollars in thousands)
Balance at end of year	$110,993	$78,752
Average balance during the year	106,153	20,293
Maximum month-end balance during the year	136,835	78,752
Securities underlying the agreements at year-end:
Amortized cost	109,725	80,718
Estimated fair value	112,288	79,901
Weighted average interest rate at year-end	1.38%	2.00%

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(10)	Advances from Federal Home Loan Bank of San Francisco

Advances from the FHLB of San Francisco are scheduled to mature as follows:

	December 31,
	2002		2001
	Amount	Weighted average rate	Amount	Weighted average rate
	(Dollars in thousands)
Due within one year	$65,250	2.1%	$75,931	2.3%
After one but within two years	153,200	2.6	22,700	3.8
After two but within three years	42,500	2.4	1,200	5.7
After four but within five years	—	—	500	5.9
After five years	28,189	5.7	28,359	5.6

	$289,139	2.8	$128,690	3.4

During the year ended December 31, 2002, the Bank prepaid $66,000,000 of FHLB fixed term advances with a weighted average rate of 3.1% and a weighted average remaining maturity of 9 months and replaced them with $66,000,000 of FHLB fixed term advances with a weighted average rate of 1.9% and weighted average maturity of 17 months. The Bank paid the FHLB prepayment fees totaling $903,000 which is recorded as “loss on early extinguishment of debt” in the Consolidated Statement of Operations.

The Bank entered into $27 million of advances from the FHLB of San Francisco which have a scheduled ten-year maturity but can be redeemed by the FHLB of San Francisco at its option on a quarterly basis.

At December 31, 2002 and 2001, FHLB of San Francisco advances are collateralized by real estate mortgages totaling approximately $439,124,000 and $168,496,000, respectively, and mortgage-backed securities totaling approximately $22,611,000 and $17,301,000, respectively, in addition to the Bank’s investment in the capital stock of the FHLB of San Francisco.

During 2001, the Bank entered into a $6.6 million letter of credit with the FHLB of San Francisco to use as collateral for one deposit relationship. The Company paid a fee of 0.15% for the letter of credit which matured on January 7, 2002 and subsequently extended to July 1, 2002. The letter of credit was collateralized with $6.6 million of real estate mortgages. The letter of credit was not extended after July 1, 2002.

(11)	Warehouse Line of Credit

FIPMC has one warehouse line of credit agreement (the Agreement) with a financial services company, which provides for borrowings up to $100 million with interest payable currently at a Base Rate plus 1.00%. In addition, the financial services company has the right to charge an interest rate in excess of the Base Rate plus 250 basis points in connection with the funding of bridge loans pursuant to FIPMC’s sub-facility. The Base Rate is the greater of the one-month London Interbank Offered Rate (LIBOR) or 1.75%. At December 31, 2002, the weighted average interest rate being paid by FIPMC was 2.75%. FIPMC is also charged various fees based on the utilization of the line and the profitability of FIPMC. The Agreement is renewable annually with the next expiration date on August 31, 2003. At December 31, 2002, borrowings under the Agreement totaled $16.9 million.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

At December 31, 2001, FIPMC had one warehouse line of credit with a financial services company, which provided for borrowings of up to $75 million with interest payable at LIBOR plus 1.75%. Such LIBOR rate was 1.87% at December 31, 2001. FIPMC was also charged various fees based on the utilization of the line and profitability of FIPMC. At December 31, 2001, borrowings under the Agreement totaled $52.4 million.

Under the Agreement, FIPMC must comply with certain financial and other covenants including, among other things, the maintenance of a minimum tangible net worth and a maximum leverage ratio. At December 31, 2002 and 2001, FIPMC was in compliance with these covenants. The line of credit is collateralized by the related multifamily and commercial real estate mortgage loans included in loans held-for-sale.

(12)	Trust Preferred Securities

On November 28, 2001, CCB Capital Trust I, a Delaware special-purpose business trust and a wholly owned subsidiary of the Company, issued $15 million of Trust Preferred Securities. The interest rate on the securities, which mature in 30 years and are callable beginning in five years, adjusts semiannually at a margin of 3.75% over the six-month LIBOR index. At December 31, 2002, the interest rate on these securities was 5.17%. A rate cap of 11.00% is effective through December 8, 2006. In connection with CCB Capital Trust I’s issuance of these securities, the Company issued to CCB Capital Trust I $15.5 million principal amount of its Junior Subordinated Debentures, due 2031 (the subordinated debentures). The interest rate on the subordinated debentures is a margin of 3.75% over the six-month LIBOR index. The subordinated debentures are and will be the sole assets of CCB Capital Trust I. The Company has a right when certain conditions exist to defer payment of interest on the debentures at any time for a period not to exceed five years, provided that no extension period may extend beyond the stated maturity of the respective debentures. The Company contributed $13.5 million of the $15 million borrowing as a capital contribution to its subsidiary, the Bank, thereby increasing the Bank’s regulatory core capital by that amount. The Company paid debt issuance transaction costs of $495,000.

On March 15, 2002, CCB Capital Trust III, a Delaware special-purpose business trust and wholly owned subsidiary of the Company, issued $5 million of Trust Preferred Securities. The interest rate on the securities, which mature in 30 years and are callable beginning in five years, adjusts quarterly at a margin of 3.75% over the three-month LIBOR index. At December 31, 2002, the interest rate on these securities was 5.13%. A rate cap of 12.00% is effective through July 1, 2007. In connection with CCB Capital Trust III’s issuance of these securities, the Company issued to CCB Capital Trust III $5.2 million principal amount of its Junior Subordinated Debentures, due 2032 (the subordinated debentures). The interest rate on the subordinated debentures is a margin of 3.75% over the three-month LIBOR index. The subordinated debentures are and will be the sole assets of CCB Capital Trust III. The Company has a right when certain conditions exist to defer payment of interest on the debentures at any time for a period not to exceed five years, provided that no extension period may extend beyond the stated maturity of the respective maturities. The Company contributed $4.8 million of the $5 million borrowing as a capital contribution to its subsidiary, the Bank, thereby increasing the Bank’s regulatory capital by that amount. The Company paid debt issuance costs of $180,000.

On March 26, 2002, CCB Statutory Trust II, a Connecticut special-purpose business trust and wholly owned subsidiary of the Company, issued $15 million of Trust Preferred Securities. The interest rate on the securities, which mature in 30 years and are callable beginning in five years, adjusts quarterly at a margin of 3.60% over the three-month LIBOR index. At December 31, 2002, the interest rate on these securities was 5.00%. A rate cap of 11.00% is effective through March 26, 2007. In connection with CCB Statutory

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Trust II’s issuance of these securities, the Company issued to CCB Statutory Trust II, $15.5 million principal amount of its Junior Subordinated Debentures, due 2032 (the subordinated debentures). The interest rate on the subordinated debentures is a margin of 3.60% over the three-month LIBOR index. The subordinated debentures are and will be the sole assets of CCB Statutory Trust II. The Company has a right when certain conditions exist to defer payment of interest on the debentures at any time for a period not to exceed five years, provided that no extension period may extend beyond the stated maturity of the respective maturities. The Company contributed $11.5 million as a capital contribution to its subsidiary, the Bank, thereby increasing the Bank’s regulatory capital by that amount and $3 million as a capital contribution to its subsidiary, FIPMC, thereby increasing its capital by that amount. The Company paid debt issuance costs of $462,000.

Distributions paid on the above securities are recorded as interest expense in the Consolidated Statement of Operations. Debt issuance costs are amortized as a component of interest expense over the life of the Trust Preferred Securities.

(13)	Income Taxes

Under the Internal Revenue Code, the Company is allowed a deduction related to additions to tax bad debt reserves established for the purposes of absorbing losses. The Company is permitted to take deductions for bad debts, but is required to compute such deductions using an experience method.

The Company will also have to recapture a portion of its tax bad debt reserves which have accumulated over a six-year period which began in 1998. Deferred taxes have been previously established for the taxes associated with the recaptured reserves and the ultimate payment of the taxes will not result in a charge to earnings.

The cumulative tax effects of the primary temporary differences as of December 31, 2002, 2001 and 2000 are shown in the following table:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting adjustments	$500	$566
Stock compensation plans	1,805	1,709
Unrealized loss on securities available-for-sale	—	428
Loan loss allowances	1,142	286
State taxes	610	147
Property and equipment	—	28
Deferred loan fees	17	6
Other	16	—

Total deferred tax assets	4,090	3,170

Deferred tax liabilities:
FHLB stock dividends	339	102
Unrealized gain on securities available-for-sale	2,600	—
Accrual to cash	31	43
Other	—	3
Property and equipment	20	—

Total deferred tax liabilities	2,990	148

Net deferred tax assets	$1,100	$3,022

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

At December 31, 2002 and 2001, no valuation reserve was considered necessary as management believed it was more likely than not that the deferred tax assets would be realized due to taxes paid in prior years or future operations.

At December 31, 2002 and 2001, the Company had a current tax liability of $793,000 and $350,000, respectively.

The income tax expense (benefit) recorded in the statement of operations for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	December 31, 2002
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$6,015	$(949)	$5,066
State tax expense (benefit)	1,775	(158)	1,617

Total	$7,790	$(1,107)	$6,683

	December 31, 2001
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$1,493	$(229)	$1,264
State tax expense	433	19	452

Total	$1,926	$(210)	$1,716

	December 31, 2000
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$—	$(551)	$(551)
State tax expense (benefit)	3	(192)	(189)

Total	$3	$(743)	$(740)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate (35% for the year ended December 31, 2002 and 34% for the years ended December 31, 2001 and 2000) to pretax income for the years ended December 31, 2002, 2001 and 2000 as follows:

	Year ended December 31
	2002	2001	2000
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$5,737	$1,149	$(429)
Change in income taxes resulting from:
State income taxes, net of federal taxes	1,051	299	2
Nondeductible goodwill	—	254	—
FIPMC taxable	—	—	(337)
Officer life insurance	(97)	7	—
Change in tax rate	(60)	—	—
Nondeductible items	52	7	24

	$6,683	$1,716	$(740)

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(14)	Commitments and Contingencies

(a)	Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the balance sheets.

The Company’s exposure to loan loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company’s exposure to off-balance-sheet risk for commitments to extend credit or purchase loans is approximately $54.5 million and $31.0 million as of December 31, 2002 and 2001, respectively.

(b)	Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. If deemed necessary upon extension of credit, the amount of collateral obtained is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes real estate and income-producing properties.

(c)	Lease Commitments

The Company leases all of its facilities under operating leases. These agreements currently require aggregate annual payments of $708,000. The leases provide for annual payment adjustments based on changes in the Consumer Price Index. The future minimum rental payments under these leases at December 31, 2002 are as follows:

(Dollars in thousands)
2003	$622
2004	565
2005	214
2006	148
2007	74

$1,623

Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $641,000, $568,000 and $433,000, respectively.

(d)	Data Processing Service Commitments

The Bank entered into a maintenance agreement with its data processing and item processing provider, Fiserv, which expires on March 30, 2006. Based on the current volume of activity, the agreement requires monthly maintenance payments of approximately $25,000.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(e)	Interest Rate Risk

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair value of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

(15)	Employee Benefit Plans

The Company has a salary deferral 401(k) plan for all employees who have completed 90 days of service. Employees participating in the 401(k) plan may contribute a portion of their salary on a pretax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the 401(k) plan are invested at the direction of the participant. The Company currently matches 100% of the employee’s contribution up to the first 4% of the employee’s salary. The Company’s contributions to the 401(k) plan were $163,000, $132,000 and $73,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

On July 23, 2002, the Bank entered into the following agreements with each of Messrs. Gordon, DePillo, Kavanaugh, Hagerty and Watson, and FIPMC entered into the following agreements with Mr. Williams: (1) a split dollar agreement, (2) a salary continuation agreement and (3) an executive bonus agreement. On November 26, 2002, the Bank entered into these agreements with Messrs. Sanchez and Walsh.

Pursuant to the split dollar agreements, the Bank or FIPMC, as applicable, purchased life insurance policies for each executive and paid premiums on such policies. Each executive has the right to designate the beneficiary for his policy. Each executive has no right under the life insurance policies upon the executive’s termination for cause or voluntary termination prior to the executive’s sixtieth birthday.

Pursuant to the salary continuation agreements, the Bank or FIPMC, as applicable, agreed to pay certain benefits to each executive upon their retirement, involuntary termination, disability, or upon a change of control. Upon their retirement, defined as any termination of employment after the executive’s sixtieth birthday for reasons other than death or termination for cause, the executives will be entitled to an annual benefit, payable in equal monthly installments for twenty years. The Bank and FIPMC have reserved the right to increase such benefit. The benefits payable in connection with retirement will be in lieu of any other benefit under the salary continuation agreements. Upon an involuntary termination or a disability, the executives will be entitled to a lump sum payment that increases over time depending on when the involuntary termination or disability occurs. An involuntary termination is defined as any termination prior to retirement other than an approved leave of absence, termination for cause, disability or any termination within twelve months following a change of control. The benefits payable in connection with an involuntary termination or disability will be in lieu of any other benefit under the salary continuation agreements. In the event of a change of control, the executives will be entitled to an annual benefit for twenty years, payable in equal monthly installments, which payments will commence on the month following the executive’s sixtieth

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

birthday. The benefit payable in connection with a change in control will be in lieu of any other benefit under the salary continuation agreements. A change of control is defined as a transfer of more than 50% of the Bank’s or FIPMC’s, as applicable, outstanding common stock to one entity or person followed within twelve months by the executive’s involuntary termination. All payments under the salary continuation agreements will cease upon the executive’s death. The estimated liability under the salary continuation agreements is charged to compensation expense over the expected remaining years of employment. The Bank and FIPMC fund this accrued expense with insurance contracts. Salary continuation expense amounted to $61,000 for the year ended December 31, 2002.

Pursuant to the executive bonus agreements, the Bank or FIPMC, as applicable, agreed to pay each executive a bonus award for each calendar year equal to the executive’s economic benefit under the split dollar agreement divided by one minus the Bank’s or FIPMC’s, as applicable, marginal income tax rate for the calendar year preceding such payment. The Bank or FIPMC, as applicable, will continue to pay the bonus until the earlier of the executive’s voluntary termination, death or termination for cause. The Bank and FIPMC have the right to terminate the executive bonus agreements at any time. The bonus is not fixed and fluctuates based on, among other things, the age of the executives. As of December 31, 2002, the bonus which would be payable to each of the executives amounted to less than $1,000.

(16)	Related Party Transactions

During 2000, the Company provided the Bank with a variety of support services to assist the Bank in its operations. In September 2000, the Company and the Bank entered into a Master Services Agreement, which stipulates the type of services to be provided by the Company to the Bank and the method of payment. For the year 2000, the Bank reimbursed the Company for $514,000 in compensation and benefits, $148,000 in occupancy and equipment costs, including depreciation of specific fixed assets and computer equipment acquired by the Company for the Bank, and $28,000 in other miscellaneous costs.

In 2000, the Company issued a promissory note receivable to the Company’s Chairman and Chief Executive Officer totaling $300,000 and a promissory note receivable to the Company’s Chief Administrative Officer for $200,000. The proceeds from these notes were used in their entirety to buy out a FIPMC principal during 2000. The notes accrued interest at the California Bank and Trust prime rate (9.5% at December 31, 2000) and were due upon demand. The Company received $450,000 in cash during 2000, and the outstanding principal balance and accrued interest at December 31, 2000 was $60,000. On May 25, 2001, the Company purchased 12,251 of the Company’s common shares for $63,000 from the Company’s Chairman and Chief Executive Officer in order to retire the remaining principal and accrued interest.

In the normal course of business, during 2000, FIPMC sold mortgage loans to the Bank. During 2000, FIPMC and the Bank entered into a Master Loan Purchase Agreement, which is on the same terms as similar agreements with other independent third parties. Management believes that the premiums paid by the Bank to FIPMC is equivalent to market price. For the year ended December 31, 2000, FIPMC sold $51.3 million in loans to the Bank for a premium of $364,000, which is recorded as gain on sale of loans in the accompanying Statement of Operations.

During the year ended December 31, 2002, the Company paid $98,000 in legal fees to the Petersen Law Firm, to which the Company also paid fees of $263,000 for the year ended December 31, 2001. Gregory G. Petersen, a partner in the firm, is the brother-in-law of Stephen H. Gordon, the Company’s Chairman and Chief Executive Officer.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Brakke Schafnitz Insurance Brokers, Inc., an insurance brokerage company controlled by Mr. James G. Brakke, one of the directors of both the Company and the Bank, received insurance premium payments from the Company amounting to $161,000 for the year ended December 31, 2002, $73,000 for the year ended December 31, 2001 and $8,000 for the year ended December 31, 2000 for providing the Company with insurance.

On July 1, 2002, the Company paid $79,000 in cash to a related party, who is an officer and director of the Company, in order to acquire ComCap. See Note 2.

(17)	Earnings Per Share

Information used to calculate earnings per share for the years ended December 31, 2002, 2001 and 2000, was as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income (loss)	$9,710	$1,556	$(522)
Weighted average shares:
Basic weighted average number of common shares outstanding	9,115,684	8,680,976	4,593,434
Dilutive effect of stock options	613,234	322,880	—

Diluted weighted average number of common shares outstanding	9,728,918	9,003,856	4,593,434

Net income (loss) per common share:
Basic	$1.07	$0.18	$(0.11)
Diluted	1.00	0.17	(0.11)

On December 20, 2002, the Company completed its initial public offering and issued 5,000,000 shares of common stock at $8.00 per share and received proceeds of $35.8 million, net of underwriting commissions and offering costs. An additional 375,000 shares were issued on January 9, 2003 pursuant to the exercise of an over-allotment option granted to the underwriters of the public offering and the Company received an additional $2.8 million of proceeds, net of underwriting commissions and offering costs.

(18)	Stock Compensation

Employees’ stock option plan:    On January 27, 2000, the Company adopted the Commercial Capital Bancorp 2000 Stock Plan which is both an incentive and non-statutory stock option plan in which options to purchase shares of the Company’s common stock are granted at the discretion of the board of directors to management, employees, and non-employee directors. Under the plan, the Company may grant options for up to 3,000,000 shares of common stock. Purchase prices associated with the options are based on the Company’s estimate of the fair market value of the Company’s stock at the time the options are granted. The options, if not exercised, will expire ten years from the date they were granted. Upon certain change of control events, these options will become fully vested.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Other pertinent information relating to the plan follows:

	Year ended December 31,
	2002		2001		2000
	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Under option, beginning of year	1,291,224	$2.98	1,293,389	$2.98	180,000	$2.49
Issued	1,730,835	7.51	—	—	1,113,389	3.06
Terminated and canceled	(46,324)	4.65	(2,165)	3.09	—	—
Exercised	(13,990)	3.53	—	—	—	—

Under option, end of year	2,961,745	5.60	1,291,224	2.98	1,293,389	2.98

Options exercisable end of year	1,549,634	3.71	1,134,906	2.70	1,045,888	2.51
Available for grant end of year	24,265		1,708,776		1,706,661

In connection with the December 22, 2000 share exchange between the Company and the Bank discussed in note 2, recipients of options to purchase of Bank common stock exchanged their options for options to purchase Company shares. The exercise price and number of Company’s options were established based upon the relative exchange ratio used to determine the number of shares of Company common stock each participating stockholder received for each share of Bank common stock. There was accelerated vesting of the Bank options upon the share exchange with the Company in accordance with the terms of the Commercial Capital Bank 2000 Stock Plan.

In connection with the December 22, 2000 share exchange between the Company and FIPMC discussed in note 2, recipients of the options to purchase FIPMC common units exchanged their options for options to purchase Company shares. The exercise price and number of options were established based upon the relative exchange ratio used to determine the number of shares of Company common stock each unitholder received for each FIPMC common unit. There was no acceleration of vesting associated with this option exchange.

Phantom Unit Awards and Restricted Stock Awards: In the first quarter of 1999, FIPMC established phantom unit award agreements (“Phantom Award Agreements”) whereby three key employees would receive compensation based on the increase in the fair value of FIPMC’s underlying units. Such compensation was to be paid to the employees at a future date in the form of partnership units or common stock of the Company. The Phantom Award Agreements were accounted for as a variable plan based on ratable vesting over a 5 year period. Compensation in the amount of $871,000 was charged to expense during the year ended December 31, 2000.

On December 22, 2000, the Phantom Award Agreements were converted to restricted stock award agreements and the number of shares to be awarded was fixed at 468,000 shares. At the date the plan became a fixed plan, the fair value of the Company’s common stock was $5.17 and the vesting period for the remaining unvested portion was extended to 5 years with cliff vesting to occur at the end of the five year period or upon the occurrence of a change in control or the period subsequent to the lock-up period following an initial public offering (the “Ultimate Vesting Date”). No shares will be delivered to the key employees prior to the Ultimate Vesting Date. On December 17, 2002, the Company started trading its

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

common stock on the Nasdaq as part of its initial public offering. In accordance with the terms of the restricted stock award, the Ultimate Vesting Date has been set at June 15, 2003, which is the expiration of the lock-up period following the Company’s initial public offering. The Company is amortizing the remaining deferred compensation to expense related to the restricted stock plan over the first six months of 2003. At December 31, 2002 approximately $416,000 remains to be amortized into compensation expense.

(19)	Regulatory Capital Requirements

The Company and FIPMC are not subject to regulatory capital requirements. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to adjusted assets (as defined) and tangible capital to tangible assets. Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total risk-based capital (to risk-weighted assets)	$90,966	20.0%	$36,327	8.0%	$45,409	10.0%
Tier I (Core) capital (to risk-weighted assets)	88,250	19.4	18,163	4.0	27,245	6.0
Tier I (Core) capital (to adjusted assets)	88,250	12.0	29,493	4.0	36,866	5.0
Tangible capital (to tangible assets)	88,250	12.0	11,060	1.5	N/A	N/A
As of December 31, 2001:
Total risk-based capital (to risk-weighted assets)	$25,697	14.7%	$13,960	8.0%	$17,450	10.0%
Tier I (Core) capital (to risk-weighted assets)	24,590	14.1	6,980	4.0	10,470	6.0
Tier I (Core) capital (to adjusted assets)	24,590	7.9	12,469	4.0	15,586	5.0
Tangible capital (to tangible assets)	24,590	7.9	4,676	1.5	N/A	N/A

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(20)	Fair Value of Financial Instruments

The approximate fair value of the Company’s financial instruments is as follows at December 31, 2002 and 2001:

	December 31
	2002		2001
	Carrying amount	Fair Value	Carrying amount	Fair Value
Financial assets:
Cash and cash equivalents	$3,408	$3,408	$37,514	$37,514
Securities	310,074	310,252	126,052	126,052
Loans, net	469,186	477,734	188,797	191,852
Loans held-for-sale	18,338	18,563	52,379	52,992
Accrued interest receivable	3,543	3,543	1,622	1,622
Financial liabilities:
Deposits	312,279	312,673	118,339	118,642
Securities sold under agreements to repurchase	110,993	110,993	78,752	78,752
FHLB advances	289,139	293,536	128,690	131,360
Warehouse line of credit	16,866	16,866	52,389	52,389
Trust Preferred Securities	35,000	35,516	15,000	15,000
Accrued interest payable	1,829	1,829	1,542	1,542

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(21)	Parent Only Financial Information

The following Commercial Capital Bancorp (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

Statements of Financial Condition

	December 31
	2002	2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,012	$328
Securities available-for-sale	3,900	5,001
Investment in subsidiaries	113,470	40,885
Other assets	1,969	1,305

Total assets	$120,351	$47,519

Liabilities and Stockholders’ Equity
Note payable to subsidiary	$36,080	$15,465
Other borrowings	3,798	4,895
Other liabilities	2,870	357

Total liabilities	42,748	20,717
Stockholders’ equity	77,603	26,802

Total liabilities and stockholders’ equity	$120,351	$47,519

Statements Of Operations

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Interest income	$324	$11	$—
Interest expense:
Borrowings	1,889	86	—
Amortization of FHLB mark-to-market	—	(149)	—

Net interest income (expense)	(1,565)	74	—

Noninterest expense:
General and administrative expense	339	228	1,038
Goodwill amortization	—	748	—

Total noninterest expense	339	976	1,038

Loss before income tax benefit, dividends from subsidiaries, and equity in undistributed income (loss) of subsidiaries	(1,904)	(902)	(1,038)
Income tax benefit	799	63	743
Dividends from subsidiaries	3,000	637	—
Equity in undistributed earnings (loss) of subsidiaries	7,815	1,758	(227)

Net income (loss)	$9,710	$1,556	$(522)

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

Statements Of Cash Flows

	Year ended December 31
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$9,710	$1,556	$(522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	(7,815)	(1,758)	227
Deferred tax benefit	(62)	(62)	(710)
Amortization	60	599	—
Subsidiary taxes	(2,367)	(410)	—
Stock compensation expense	139	139	871
Increase in other assets	(664)	(498)	(40)
Increase in other liabilities	2,513	182	174
Other	(111)	(129)	—

Net cash provided by (used in) operating activities	1,403	(381)	—

Cash flows from investing activities
Investment in subsidiaries	(60,615)	(14,921)	—
Acquisition of minority interest of subsidiary	—	(1,249)	—
Dividends received from subsidiary	3,000	637	—
Acquisition of assets from subsidiary	—	(212)	—
Purchase of securities available-for-sale	—	(5,041)	—
Proceeds from repayments of securities	1,256	4	—

Net cash used in investing activities	(56,359)	(20,782)	—

Cash flows from financing activities:
Common stock issued	37,045	1,596	—
Common stock purchased	(357)	—	—
Exercise of stock options	49	—	—
Proceeds from trust preferred securities issued by subsidiary	20,000	15,000	—
Net increase (decrease) in securities sold under agreements to repurchase	(1,097)	4,895	—

Net cash provided by financing activities	55,640	21,491	—

Net increase in cash and cash equivalents	684	328	—
Cash and cash equivalents
Beginning of year	328	—	—

End of year	$1,012	$328	$—

(22)	Operating Segments

The Company’s primary operating segments consist of the Bank and FIPMC which are separate operating subsidiaries. See note 1 for descriptions of these two entities and their operations. The all other category reflects the results of operations and total assets of the parent company only for all periods except for the year ended December 31, 2002, which also includes the results of operations and total assets of ComCap.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

The consolidation adjustments category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank purchases loans from FIPMC on an arm’s-length basis and the gain on sale of loans recorded by FIPMC is eliminated upon consolidation. The Bank reimburses FIPMC for actual expenses incurred by FIPMC on the Bank’s behalf. Financial highlights by line of business were as follows:

	Year ended December 31, 2002
	Bank	FIPMC	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$16,472	$3,747	$(1,565)	$655	$19,309
Noninterest income-external	1,878	5,080	657	—	7,615
Noninterest income-intercompany	—	3,840	—	(3,840)	—
Noninterest expense	7,005	2,616	760	150	10,531
Income taxes	4,537	4,248	(700)	(1,402)	6,683

Net income	$6,808	$5,803	$(968)	$(1,933)	$9,710

Total assets	$754,070	$102,433	$120,582	$(127,616)	$849,469

	Year ended December 31, 2001
	Bank	FIPMC	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$4,411	$1,370	$74	$90	$5,945
Noninterest income-external	1,677	3,265	—	—	4,942
Noninterest income-intercompany	—	1,259	—	(1,259)	—
Noninterest expense	3,753	2,778	976	—	7,507
Income taxes	964	1,290	(63)	(475)	1,716

Income before minority interest	1,371	1,826	(839)	(694)	1,664
Income allocated to minority interest	108	—	—	—	108

Net income	$1,263	$1,826	$(839)	$(694)	$1,556

Total assets	$325,624	$95,243	$47,519	$(44,695)	$423,691

	Year ended December 31, 2000
	Bank	FIPMC	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$—	$5	$—	$—	$5
Noninterest income-external	—	2,375	—	—	2,375
Noninterest expense	—	2,604	1,038	—	3,642
Income taxes	—	3	(743)	—	(740)

Net loss	$—	$(227)	$(295)	$—	$(522)

Total assets	$133,077	$34,791	$24,928	$(11,289)	$181,507

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2002, 2001 and 2000

(23)	Quarterly Results of Operations (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$7,156	$9,286	$10,719	$11,406
Interest expense	3,162	4,265	5,086	5,136

Net interest income	3,994	5,021	5,633	6,270
Provision for loan losses	521	293	437	358
Noninterest income	1,073	1,420	2,507	2,615
Noninterest expenses	1,862	2,170	3,383	3,116

Income before income taxes	2,684	3,978	4,320	5,411
Income taxes	1,139	1,646	1,696	2,202

Net income attributable to common stock	$1,545	$2,332	$2,624	$3,209

Net income per common share:
Basic	$0.17	$0.26	$0.29	$0.33
Diluted	0.17	0.24	0.27	0.31

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$3,233	$3,509	$4,183	$4,954
Interest expense	2,122	2,203	2,482	2,441

Net interest income	1,111	1,306	1,701	2,513
Provision for loan losses	122	106	175	283
Noninterest income	801	900	1,482	1,759
Noninterest expenses	1,816	1,541	1,632	2,518

Income (loss) before income taxes	(26)	559	1,376	1,471
Income taxes	69	308	645	694

Income (loss) before minority interest	(95)	251	731	777
Income allocated to minority interest	17	12	30	49

Net income (loss) attributable to common stock	$(112)	$239	$701	$728

Net income (loss) per common share:
Basic	$(0.01)	$0.03	$0.08	$0.08
Diluted	(0.01)	0.03	0.08	0.08

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10.    Directors and Executive Officer of the Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Management Compensation—Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Registrant’s Proxy Statement to be used at its 2003 Annual Meeting of Stockholders (“Proxy Statement”).

Item 11.    Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Management Compensation” in the Registrant’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,961,745	$5.60	24,265
Equity compensation plans not approved by security holders	—	—	—

Total	2,961,745	$5.60	24,265

Item 13.    Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Management Compensation—Transactions with Certain Related Persons” in the Registrant’s Proxy Statement.

Item 14.    Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed as part of this report.

(1)    The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(2)    All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(1)
3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended.
4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc.(1)
4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(1)
4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association.(1)
4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company.(1)
10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan.(1)*
10.2	Second Amended and Restated Warehousing Credit and Security Agreement between Financial Institutional Partners Mortgage Corporation and Residential Funding Corporation dated as of August 31, 2002.(1)
10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(2)*
10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(2)*
10.5	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Scott F. Kavanaugh.(1)(3)*
10.6	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Scott F. Kavanaugh.(1)(4)*
10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001.(1)
10.8

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002.(1)

10.9

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002.(1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001.(1)
10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002.(1)
10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002.(1)
10.13

Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc.(1)

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(5)(6)*
10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(5)(6)*
10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(5)(6)*
10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(7)*

EXHIBIT NO	DESCRIPTION
10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(8)*
11	Statement re: computation of per share earnings. (See Note 17 to the Consolidated Financial Statements included in Item 8 hereof.)
21	Subsidiaries of the Registrant (See “Business” in Item 1 hereof for the required information.)
23	Consent of KPMG LLP

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) file by the Registrant with the SEC on September 16, 2002, as amended.
(2)	Each of the Registrant and Commercial Capital Bank, FSB has entered into substantially identical agreements with Mr. DePillo.
(3)	The Registrant has entered into substantially identical agreements with Messrs. Kavanaugh, Hagerty, Watson, Williams, Sanchez, and Walsh, with the only differences being with respect to titles and salary.
(4)	Commercial Capital Bank, FSB has entered into substantially identical agreements with Messrs. Kavanaugh, Hagerty, Watson, Sanchez and Walsh, with the only differences being with respect to titles and salary.
(5)	Commercial Capital Bank, FSB has entered into substantially identical agreements with Messrs. DePillo, Kavanaugh, Hagerty and Watson, with the only differences being the amounts paid under each agreement.
(6)	Financial Institutional Partners Mortgage Corporation has entered into a substantially similar agreement with Mr. Williams, with the only differences being the amounts paid under each agreement.
(7)	The Registrant has entered into substantially identical agreements with each of its directors and Mr. Hagerty.
(8)	Commercial Capital Bank, FSB has entered into substantially identical agreements with each of its directors and Mr. Hagerty.

* Management contract or compensatory plan or arrangement.

(b)	Reports filed on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive

March 27, 2003

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN H. GORDON Stephen H. Gordon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ DAVID S. DEPILLO David S. DePillo	President, Chief Operating Officer and Director	March 27, 2003

/s/ CHRISTOPHER G. HAGERTY Christopher G. Hagerty	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003

/s/ KENNETH A. BARNETT Kenneth A. Barnett	Director	March 27, 2003

/s/ JAMES G. BRAKKE James G. Brakke	Director	March 27, 2003

/s/ ROBERT J. SHACKLETON Robert J. Shackleton	Director	March 27, 2003

/s/ BARNEY R. NORTHCOTE Barney R. Northcote	Director	March 27, 2003

CERTIFICATIONS

I, Stephen H. Gordon, certify that:

1.	I have reviewed this annual report on Form 10-K of Commercial Capital Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/    STEPHEN H. GORDON

Stephen H. Gordon, Chief

Executive Officer

I, Christopher G. Hagerty, certify that:

1.	I have reviewed this annual report on Form 10-K of Commercial Capital Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/    CHRISTOPHER G. HAGERTY

Christopher G. Hagerty,

Executive Vice President and

Chief Financial Officer