Form 10-Q
period 2003-03-31
COMMERCIAL CAPITAL BANCORP INC
filed 2003-05-14
CIK 1184818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50126

COMMERCIAL CAPITAL BANCORP, INC.
(Name of Registrant as Specified in its charter)

Nevada	33-0865080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Venture, 3rd Floor
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 585-7500

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of May 9, 2003: 14,606,007

PART I

Item 1.	Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$3,180	$2,907
Restricted cash	500	501
Federal funds sold	18,400	—

	22,080	3,408
Securities available-for-sale	444,855	308,032
Securities held-to-maturity, at amortized cost (fair value of $2,256 and $2,220)	2,036	2,042
Federal Home Loan Bank stock, at cost	22,272	15,701
Loans, net of allowance for loan losses of $3,325 and $2,716	572,844	469,186
Loans held-for-sale	76,994	18,338
Premises and equipment, net	933	976
Accrued interest receivable	4,612	3,543
Goodwill	13,035	13,035
Bank-owned life insurance	8,637	8,460
Other assets	4,581	6,748

	$1,172,879	$849,469

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$7,932	$5,606
Interest-bearing:
Money market accounts	222,192	176,194
Savings accounts	3,942	2,109
NOW accounts	729	1,299
Certificate accounts	173,250	127,071

	408,045	312,279
Securities sold under agreements to repurchase	134,488	110,993
Advances from Federal Home Loan Bank	408,097	289,139
Warehouse line of credit	71,098	16,866
Trust Preferred Securities	35,000	35,000
Deposits held in trust	500	501
Accrued interest payable and other liabilities	30,866	7,088

Total liabilities	1,088,094	771,866

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 14,354,858 and 13,978,858 shares	14	14
Additional paid-in capital	67,230	64,436
Deferred compensation	(208)	(416)
Retained earnings	14,231	9,992
Accumulated other comprehensive gain	3,518	3,577

Total stockholders’ equity	84,785	77,603

	$1,172,879	$849,469

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
 (Dollars in thousands, except per share data)

	Three Months ended March 31,

	2003	2002

Interest income on:
Loans	$8,551	$4,859
Securities	4,597	2,183
FHLB stock	235	92
Federal funds sold and interest-bearing deposits in other banks	8	22

Total interest income	13,391	7,156

Interest expense on:
Deposits	2,003	1,002
Advances from Federal Home Loan Bank	2,115	1,159
Warehouse line of credit	284	313
Trust Preferred Securities	456	259
Securities sold under agreements to repurchase	469	429

Total interest expense	5,327	3,162

Net interest income	8,064	3,994
Provision for loan losses	609	521

Net interest income after provision for loan losses	7,455	3,473

Noninterest income:
Gain on sale of loans	975	768
Mortgage banking fees	75	192
Banking and servicing fees	195	77
Trust fees	95	36
Bank-owned life insurance	107	—
Securities brokerage fees	121	—
Gain on sale of securities	1,647	—

	3,215	1,073

Noninterest expenses:
Compensation and benefits	1,504	1,030
Severance	430	—
Non-cash stock compensation	208	34
Occupancy and equipment	323	258
Professional and consulting	236	78
Marketing	214	49
Data processing	87	63
Insurance premiums	84	41
Loss on early extinguishment of debt	152	—
Other	307	309

	3,545	1,862

Income before income tax expense	7,125	2,684
Income tax expense	2,886	1,139

Net income	$4,239	$1,545

Basic earnings per share	$0.30	$0.17
Diluted earnings per share	0.28	0.17

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the Three Months ended March 31, 2003
(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred Compensation	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 2002	13,979	14	64,436	(416)	9,992	3,577	77,603
Comprehensive income:
Net income	—	—	—	—	4,239	—	4,239
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	(59)	(59)

Total comprehensive income							4,180
Issuance of common stock, net of costs	375	—	2,790	—	—	—	2,790
Exercise of stock options	1	—	4	—	—	—	4
Amortization of deferred compensation– restricted stock awards	—	—	—	208	—	—	208

Ending Balance, March 31, 2003	14,355	$14	$67,230	$(208)	$14,231	$3,518	$84,785

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$4,239	$1,545
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	787	264
Stock compensation expense	208	34
Stock dividend from FHLB	(235)	(92)
Bank owned life insurance income	(107)	—
Deferred tax benefit	(277)	(176)
Provision for loan losses	609	521
Gain on sale of securities	(1,647)	—
Gain on sale of loans	(975)	(768)
Loss on early extinguishment of debt	152	—
Origination of loans held-for-sale	(125,926)	(58,844)
Proceeds from sales of loans held-for-sale	68,245	68,835
Decrease (increase) in accrued interest receivable and other assets	1,098	(1,565)
Increase in deposits held in trust, accrued interest payable and other liabilities	259	2,006
Other, net	283	781

Net cash provided by (used in) operating activities	(53,287)	12,541

Cash flows from investing activities:
Purchases of securities available-for-sale	(238,639)	(62,652)
Proceeds from sales of securities available-for-sale	96,623	—
Proceeds from maturities and repayments of securities	29,693	4,005
Purchases of Federal Home Loan Bank stock	(6,394)	(2,982)
Origination and purchase of loans, net of principal payments	(104,414)	(94,089)
Purchase of leasehold improvements and equipment	(45)	(108)

Net cash provided by (used in) investing activities	(223,176)	(155,826)

Cash flows from financing activities:
Net increase in deposits	95,766	54,989
Net increase in securities sold under agreements to repurchase	23,495	58,083
Proceeds from Federal Home Loan Bank advances	140,000	121,728
Repayment of Federal Home Loan Bank advances	(21,152)	(70,631)
(Decrease) increase in warehouse lines of credit	54,232	(9,053)
Issuance of Trust Preferred Securities	—	20,000
Common stock issued	2,790	970
Common stock purchased	—	(189)
Exercise of stock options	4	—

Net cash provided by financing activities	295,135	175,897

Net increase in cash and cash equivalents	18,672	32,612
Cash and cash equivalents:
Beginning of period	3,408	37,514

End of period	$22,080	$70,126

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$5,301	$2,727
Income taxes	793	350
Noncash activity: Securities purchase commitment	23,518	—

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp (the “Company”), Commercial Capital Bank, FSB (the “Bank”) and Commercial Capital Mortgage, Inc. (“CCM”), previously named Financial Institutional Partners Mortgage Corporation, for all periods presented and ComCap Financial Services, Inc. (“ComCap”) for the periods after July 1, 2002.

(2)	Earnings Per Share

Information used to calculate earnings per share for the three months ended March 2003 and 2002 was as follows:

	Three Months ended March 31,

	2003	2002

	(Dollars in thousands, except per share amounts)
Net income	$4,239	$1,545
Weighted average shares:
Basic weighted average number of common shares outstanding	14,321,146	8,917,403
Dilutive effect of stock options	668,388	315,803

Diluted weighted average number of common shares outstanding	14,989,534	9,233,206

Net income per common share:
Basic	$0.30	$0.17
Diluted	0.28	0.17

A total of 375,000 shares were issued on January 9, 2003 pursuant to the exercise of an over-allotment option granted to the underwriters of the Company’s initial public offering in December 2002 and the Company received an additional $2.8 million of proceeds, net of underwriting commissions and offering costs.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(3)	Stock Compensation

As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of APB 25, Accounting for Stock Issued to Employees, in accounting for its stock plans.  As required by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro forma net income and earnings per share information is provided below, as if the Company accounted for its stock option plans under the fair value method SFAS 123.

	Three Months ended March 31,

	2003	2002

	(Dollars in thousands, except per share amounts)
Net income, as reported	$4,239	$1,545
Add: Stock-based compensation expense included in reported net income, net of tax	121	20
Less: Total stock-based compensation expense under the fair value method, net of tax	(224)	(82)

Net income, pro forma	$4,136	$1,483
Basic earnings per share
As reported	$0.30	$0.17
Pro forma	0.29	0.17
Diluted earnings per share
As reported	0.28	0.17
Pro forma	0.28	0.16

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4)	Operating Segments

The Company’s primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries.  The “all other” category reflects the results of operations and total assets of the parent company only and ComCap for the three months ended March 31, 2003, and the parent company only for the three months ended March 31, 2002.  The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank purchases loans from CCM on an arm’s-length basis and the gain on sale of loans recorded by CCM is eliminated upon consolidation. The Bank reimburses CCM for actual expenses incurred by CCM on the Bank’s behalf. Financial highlights by line of business were as follows:

	Three Months ended March 31, 2003

	Bank	CCM	All Other Categories	Consolidation Adjustments	Total

	(Dollars in thousands)
Net interest income after provision for loan losses	$6,558	$957	$(409)	$349	$7,455
Noninterest income– external	1,170	1,819	226	—	3,215
Noninterest income– intercompany	—	1,744	—	(1,744)	—
Noninterest expense	1,762	965	896	(78)	3,545
Income taxes	2,394	1,500	(454)	(554)	2,886

Net income	$3,572	$2,055	$(625)	$(763)	$4,239

Total assets	$1,018,891	$161,070	$126,104	$(133,186)	$1,172,879

	Three Months ended March 31, 2002

	Bank	CCM	All Other Categories	Consolidation Adjustments	Total

	(Dollars in thousands)
Net interest income after provision for loan losses	$2,724	$857	$(207)	$99	$3,473
Noninterest income– external	113	960	—	—	1,073
Noninterest income– intercompany	—	1,158	—	(1,158)	—
Noninterest expense	1,057	720	92	(7)	1,862
Income taxes	752	953	(125)	(441)	1,139

Net income	$1,028	$1,302	$(174)	$(611)	$1,545

Total assets	$504,949	$98,726	$69,896	$(71,363)	$602,208

(5)	Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS 133.  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.  Management is reviewing the impact, if any, that SFAS 149 would have on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

          A number of the presentations and disclosures in this Form 10-Q, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

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

          Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within California;

•	adverse changes in the local real estate market, as most of our loans are concentrated in California and the substantial majority of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

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

          If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

          We do not intend to update our forward-looking information and statements, whether written or oral, to reflect changes.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

General

          We are a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”), previously named Financial Institutional Partners Mortgage Corporation, and ComCap Financial Services, Inc. (“ComCap”).

          Following the formation of CCM in 1998, our revenue primarily consisted of transaction driven, noninterest sources of income, including cash gains on the sale of loans to third parties and mortgage banking fees, which consist of fees received on CCM’s loan originations, less direct origination costs, including salaries, commissions paid to loan brokers and other third party loan expenses.  To a lesser extent, CCM also earned net interest income with respect to its loans for the brief period of time that CCM warehoused the loans pending their sale.  The funding for CCM’s mortgage banking activities was provided through warehouse lines of credit.

          The acquisition of the Bank in December 2000 permitted us to broaden our sources and types of revenue, while at the same time provided us with access to additional sources of funds.  The acquisition of the Bank also provided us with the opportunity to acquire a portion of the loans originated by CCM and increase our purchases of mortgage-backed securities, retaining such loans and investments in the Bank’s portfolio and increasing our net interest income.  Consequently, the acquisition of the Bank provided us with an ongoing source of recurring spread income to supplement the transaction-driven, noninterest income we were earning with respect to our mortgage banking activities conducted by CCM.  The acquisition of the Bank also provided us with alternative product sources for funding our operations, including deposits, securities sold under reverse repurchase agreements, and FHLB advances.  Our access to transaction deposits is particularly valuable to our business strategy because such deposits are generally more relationship-driven and less interest rate sensitive.  Finally, the creation of our trust department, as well as the acquisition of ComCap in July 2002, further broadened our sources of noninterest income.

          While we continue to expand our mortgage banking operations, during 2001 we also emphasized growth of the Bank’s balance sheet and during 2002 we increased our emphasis on growing our deposit relationships and increasing our commercial focus.  To further support our growth strategy, on December 20, 2002, we completed the initial public offering of 5,000,000 shares of our common stock.  On January 9, 2003, an additional 375,000 shares of our common stock were issued pursuant to the exercise of an over-allotment option granted to our underwriters.  We raised aggregate net proceeds of $38.6 million from our initial public offering.

          Effective April 1, 2003, we realigned our lending operations by moving the origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of most of our loans, immediately enabled the Bank to hold a significantly increased percentage our loan originations, while further streamlining the lending process. Prior to the realignment, the Bank was limited to acquiring less than

50% of CCM’s loan production by affiliate transaction rules governing purchases of loans from non-bank affiliates.  The original structure also created redundant processes and operations that have now been eliminated.

          CCM will continue to actively maintain and utilize its independent third party warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for various reasons, including the Bank’s loans to one borrower limits, capital constraints, geographic concentrations of loans and other reasons as determined by management.

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

          Our stock compensation plans currently include a stock option plan and restricted stock award agreements.  The stock option plan is accounted for using the intrinsic value method of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and the restricted stock award agreements were accounted for as a variable plan until the underlying awards became fixed at the end of 2000.  Subsequent to the number of shares under the restricted stock award agreements becoming fixed, the remaining value of the restricted stock awards are being recorded as compensation expense over the vesting period.  Fair value of our common stock for purposes of determining compensation expense was based on contemporaneous cash transactions and other equity transactions prior to our initial public offering in December 2002.

Operating Segments

          Our primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries.  For total assets and statement of operations information on our primary operating segments as of and for the three months ended March 31, 2003 and 2002, see Note 4 to our Unaudited Consolidated Financial Statements included in Item 1 hereof.

Changes in Financial Condition

          General.     Total assets increased 38% from $849.5 million at December 31, 2002 to $1.2 billion at March 31, 2003.  The growth in total assets is due to a number of factors.  Loans held for investment, net of the allowance for loan losses, increased by $103.7 million as we retained a larger amount of originated loans during the first quarter of 2003.  Loans held for sale also increased $58.7 million during the quarter ended March 31, 2003.  In addition, our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, increased by $136.8 million during the first quarter of 2003.  Total deposits have grown 31% from $312.3 million at December 31, 2002 to $408.0 million at March 31, 2003.  Borrowings, including FHLB advances, reverse repurchase agreements and warehouse lines of credit, also increased by $196.7 million during the first quarter of 2003.  This growth has been supported by retained earnings and the issuance of common stock in our initial public offering in December 2002 and following the exercise of the over allotment option by our underwriters in January 2003.

          Cash and Cash Equivalents.     Cash and cash equivalents (consisting of cash and due from banks, restricted cash and federal funds sold) amounted to $3.4 million at December 31, 2002 and $22.1 million at March 31, 2003.  We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities.  See “– Liquidity and Capital Resources.”

          Securities.     We significantly increased our securities portfolio during the first quarter of 2003 through the purchase of mortgage-backed securities, which are insured by U.S. government-sponsored enterprises such as GNMA, FHLMC and FNMA.  We invest in such securities as a means to enhance our returns as well as to manage our liquidity and capital.  Our securities portfolio (both held-to-maturity and available-for-sale) amounted to $310.1 million, or 36.5%, of our total assets at December 31, 2002 and $446.9 million, or 38.1% of our total assets at March 31, 2003.  At December 31, 2002 and March 31, 2003, all of our securities consisted of mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises, except for a $100,000 and $101,000 investment in a U.S. government security, respectively.  Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations.

          At March 31, 2003, $444.9 million of our securities portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, and $2.0 million of our securities portfolio was classified as held-to-maturity and reported at historical cost.  All of our securities purchases are currently classified as available-for-sale except for one mortgage-backed security designated as held-to-maturity, which purchase satisfies a banking regulation requiring the Bank to make investments in properties located in low-to-moderate income areas within our market area.  At March 31, 2003, our securities classified as available-for-sale had an aggregate of $6.1 million of unrealized gains.

          Net Loans Held for Investment.     Net loans held for investment increased 22% from $469.2 million at December 31, 2002 to $572.8 million at March 31, 2003.  The Bank purchased $125.5 million in loans from CCM during the first quarter of 2003 as we increased our focus on retaining for portfolio a greater amount of loan originations.  We intend to retain in portfolio more of our loan originations as a result of the realignment of our origination function from CCM to the Bank.  Prior to this realignment, under applicable federal regulations the Bank was limited to purchasing less than 50% of CCM’s loan production.

          Deposits.     Total deposits increased from $312.3 million at December 31, 2002 to $408.0 million at March 31, 2003.  Although a substantial amount of the Bank’s deposits are comprised of certificates of deposit, the Bank has recently increased its emphasis on transaction accounts (i.e., savings accounts, money market accounts, negotiable order of withdrawal, or NOW, accounts and demand deposits), particularly money market accounts.  At March 31, 2003, transaction accounts amounted to $234.8 million, or 57.5%, of total deposits, as compared to $185.2 million, or 59.3%, of total deposits at December 31, 2002.

          Borrowings.     Another primary source of funds are borrowings, primarily FHLB advances, securities sold under agreements to repurchase, warehouse lines of credit and trust preferred securities.  Total borrowings amounted to $452.0 million at December 31, 2002 compared to $648.7 million at March 31, 2003.

          Advances from the FHLB of San Francisco amounted to $289.1 million at December 31, 2002 and $408.1 million at March 31, 2003.  Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The Bank utilizes FHLB of San Francisco advances as a funding source for its banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage its interest rate risk by utilizing various maturities made available through the FHLB of San Francisco.

          Reverse repurchase agreements amounted to $111.0 million at December 31, 2002 compared to $134.5 million at March 31, 2003.  Reverse repurchase agreements represent a competitive, low-cost, short-term funding source for Commercial Capital Bancorp, CCM and the Bank.  CCM’s mortgage banking operations are primarily funded by a warehouse line of credit.  The warehouse line of credit amounted to $16.9 million at December 31, 2002 and $71.1 million at March 31, 2003.  Trust preferred securities amounted to $35.0 million at December 31, 2002 and March 31, 2003.

          Stockholders’ Equity.     Stockholders’ equity increased from $77.6 million at December 31, 2002 to $84.8 million at March 31, 2003.  The increase in stockholders’ equity reflected the $4.2 million in net income and the $2.8 million of net proceeds from the issuance of 375,000 additional shares of common stock when the underwriters of our initial public offering exercised their over allotment option on January 9, 2003.  In addition, stockholders’ equity increased by the amortization of deferred compensation of $208,000 for the three months ended March 31, 2003.

Results of Operations

          General.     Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, CCM and the Bank.  Our results of operations depend substantially on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings.  Our results of operations are also substantially dependent upon our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as banking, servicing and trust fees.  In addition, beginning in the third quarter of 2002, we also began earning brokerage fees from ComCap.  Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

          We reported net income of $4.2 million and $1.5 million for the three months ending March 31, 2003 and 2002, respectively.  As a result of our deploying the proceeds raised in connection with our stock offerings during 2002, and the additional capital raised from our issuance of trust preferred securities in the fourth quarter of 2001 and the first quarter of 2002, as well as retained earnings, we were able to substantially increase our net income for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  This larger net income reflects a significant increase in net interest income resulting from an increase in net interest-earning assets and noninterest income, which, in turn, resulted from an increase in income from our mortgage banking operations and the increase in gains on sales of securities.  During the three months ended March 31, 2003, we reported a return on average assets of 1.70% and a return on average stockholders’ equity of 20.60%, as compared to a return on average assets of 1.35% and a return on average stockholders’ equity of 21.37% for the three months ended March 31, 2002.

          Net Interest Income.     Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest earning assets and interest-bearing liabilities.  Net interest income totaled $8.1 million and $4.0 million during the three months ended March 31, 2003 and 2002, respectively.  The significant increase in net interest income reflects the substantial increase in interest-earning assets, primarily loans and securities.  The increase in our interest earning assets reflect our strategy of growing our loan and securities portfolio through the Company’s retention of loans originated by CCM and the purchase of mortgage-backed securities.

          Beginning in the fourth quarter of 2001 and continuing through the year ended December 31, 2002, we have been extending the durations of our borrowings, primarily FHLB advances.  During the second half of 2002 and the first quarter of 2003, we prepaid $66.0 million and $10.0 million, respectively, of fixed rate FHLB advances and replaced them with lower costing, longer duration, fixed rate FHLB advances.  Our net interest margin was 3.39% during the three months ended March 31, 2003 compared to 3.27% during the three months ended December 31, 2002 and 3.64% during the three months ended March 31, 2002.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

          The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.  Information with respect to the Bank is based on average daily balances while certain information with respect to Commercial Capital Bancorp and CCM is based on average month-end balances during the indicated periods.

	Three Months ended March 31,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Total loans (1)	$552,550	$8,551	6.19%	$283,190	$4,859	6.86%
Securities (2)	373,266	4,597	4.93	141,907	2,183	6.15
FHLB Stock	18,209	235	5.23	7,886	92	4.73
Cash and cash equivalents (3)	6,137	8	0.53	6,199	22	1.42

Total interest-earning assets	950,162	13,391	5.64	439,182	7,156	6.52
Noninterest-earning assets	46,393			17,808

Total assets	$996,555			$456,990

Interest-bearing liabilities:
Deposits:
Transaction accounts (4)	200,550	1,229	2.49	$8,721	43	2.00
Certificates of deposit	130,056	774	2.41	131,477	959	2.96

Total deposits	330,606	2,003	2.46	140,198	1,002	2.90
Securities sold under agreements to repurchase	141,160	469	1.35	91,012	429	1.91
FHLB advances	349,777	2,115	2.45	127,926	1,159	3.67
Warehouse line of credit	41,349	284	2.79	43,566	313	2.91
Trust preferred securities	35,000	456	5.28	16,882	259	6.22

Total interest-bearing liabilities	897,892	5,327	2.41	419,584	3,162	3.06

Noninterest-bearing deposits	6,570			5,995
Other noninterest-bearing liabilities	9,788			2,493

Total liabilities	914,250			428,072
Stockholders’ equity	82,305			28,918

Total liabilities and stockholders’ equity	$996,555			$456,990

Net interest-earning assets	$52,270			$19,598

Net interest income/interest rate spread		$8,064	3.23%		$3,994	3.46%

Net interest margin			3.39%			3.64%

(1)	The average balance of loans receivable includes loans held for sale and is presented without reduction for the allowance for loan losses.
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

	Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002

	Increase (decrease) due to

	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)

	(Dollars in thousands)
Interest-earning assets:
Total loans	$(474)	$4,620	$(454)	$3,692
Securities	(433)	3,557	(710)	2,414
FHLB stock	10	122	11	143
Cash and cash equivalents	(14)	(1)	1	(14)

Total net change in income on interest-earning assets	(911)	8,298	(1,152)	6,235

Interest-bearing liabilities:
Deposits:
Transaction accounts	11	946	229	1,186
Certificates of deposit	(178)	(10)	3	(185)

Total deposits	(167)	936	232	1,001
Securities sold under agreements to repurchase	(126)	236	(70)	40
FHLB advances	(385)	2,008	(667)	956
Warehouse line of credit	(13)	(16)	—	(29)
Trust preferred securities	(39)	278	(42)	197

Total net change in expense on interest-bearing liabilities	(730)	3,442	(547)	2,165

Change in net interest income	$(181)	$4,856	$(605)	$4,070

          Interest Income.     Total interest income amounted to $13.4 million and $7.2 million for the three months ended March 31, 2003 and 2002, respectively.  The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans and securities.

          Interest income on loans totaled $8.6 million and $4.9 million for the three months ended March 31, 2003 and 2002, respectively.  The increase in interest income on loans during the three months ended March 31, 2003 compared to the prior period reflects the increase in our average balance of loans receivable, resulting from the Bank’s increased loan purchases from CCM during such periods.  The Bank acquired $125.5 million of loans from CCM during the three months ended March 31, 2003 and $98.0 million of loans from CCM during the three months ended March 31, 2002, consisting primarily of loans secured by multi-family residential properties.  The average yield earned on our loans receivable amounted to 6.19% during the three months ended March 31, 2003 compared to 6.86% during the three months ended March 31, 2002.  The decline in the average yield reflected the overall decrease in market rates of interest during such period.

         Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $4.8 million and $2.3 million for the three months ended March 31, 2003 and

2002, respectively.  We continued to build a securities portfolio comprised primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored entities in order to further deploy the capital obtained from our public offering.  During the three months ended March 31, 2003 and March 31, 2002, our securities portfolio increased $136.8 million and $57.0 million, respectively.  The effect on interest income of the increase in the average balance of securities during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was partially offset by a decrease in the average yield earned on such assets during these periods.  The decrease in the average yield during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during such periods.  As a result, the average yield earned on securities and other interest-earning assets declined from 6.15% for the three months ended March 31, 2002 to 4.93% for the three months ended March 31, 2003.

          Interest Expense.      Total interest expense was $5.3 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively.  Our interest expense increased significantly due to the funding requirements for our balance sheet growth.

          Interest expense on deposits totaled $2.0 million during the three months ended March 31, 2003 compared to $1.0 million during the three months ended March 31, 2002.  Our average balance of interest-bearing deposits increased from $140.2 million for the three months ended March 31, 2002 to $330.6 million for the three months ended March 31, 2003.  The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods.  The average rate paid on interest-bearing deposits declined to 2.46% for the three months ended March 31, 2003 from 2.90% for the three months ended March 31, 2002.

          Interest expense on deposits was also impacted by the significant change in the composition of deposits, as we had significantly higher balances of transaction accounts at March 31, 2003 compared to March 31, 2002.  The average balance of transaction accounts was $200.6 million for the three months ended March 31, 2003 compared to $8.7 million for the three months ended March 31, 2002.  This increase is due to our successful money market programs introduced in March 2002.  The increase in the average rate paid on transaction accounts of 2.49% for the three months ended March 31, 2003 compared to 2.00% for the three months ended March 31, 2002 reflects the effect of these new money market programs.

          Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, the warehouse line of credit and trust preferred securities, amounted to $3.3 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively.  Our average balance of borrowings has increased from $279.4 million for the three months ended March 31, 2002 to $567.3 million for the three months ended March 31, 2003.  The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods.  As discussed previously, we continued to lengthen the durations of our borrowings starting in 2002 through the first quarter of 2003 partially through the prepayment of an aggregate of $76.0 million in fixed rate FHLB advances and replacing them with lower costing, longer duration FHLB advances.  The average rate paid on borrowings declined from 3.14% for the three months ended March 31, 2002 to 2.38% for the three months ended March 31, 2003.

          Provision for Loan Losses.     We established provisions for loan losses of $609,000 and $521,000 during the three months ended March 31, 2003 and 2002, respectively.  The provisions we established during the three months ended March 31, 2003 and 2002 were provided in order to maintain our allowance for loan losses at what management believed to be an adequate level.  The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, levels and trends in asset classifications, change in volume and mix of loans, and collateral values.  Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies.  At March 31, 2003, we had one nonperforming business loan with an outstanding principal balance of $225,000 which is our only nonperforming asset and impaired loan.  No multifamily or commercial real estate loan is more than 30 days past due at March 31, 2003.

          Management believes that its allowance for loan losses at March 31, 2003 was adequate.  Nevertheless, our loan portfolio is relatively unseasoned and there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our multi-family residential and commercial loan portfolios.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance.  These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

          Noninterest Income.     The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended March 31,

	2003	2002

	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$975	$768
Mortgage banking fees, net	75	192
Banking and servicing fees	195	77
Trust fees	95	36
Bank-owned life insurance	107	—
Securities brokerage fees	121	—
Gain on sale of securities	1,647	—

Total noninterest income	$3,215	$1,073

          Total noninterest income was $3.2 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.  Our noninterest income amounted to 19.4% of total revenues (which is comprised of total interest income and total noninterest income) during the three months ended March 31, 2003, as compared to 13.0% during the three months ended March 31, 2002.  The increase in noninterest income as a percentage of total revenues is largely due to the gain on sale of securities, the revenues from ComCap which became a subsidiary of the Company on July 1, 2002, and the income from the Bank-owned life insurance which was acquired in the second quarter of 2002.  Excluding these items from noninterest income and revenue for the three months ended March 31, 2003, noninterest income would have been only 9.1% of total revenues during the quarter.  A significant portion of our noninterest income consists of income earned by CCM with respect to its mortgage banking activities.  Income earned by CCM from its mortgage banking operations is considered recurring core income for us and consists of cash gains on sales of loans which are generally sold at a premium in excess of 1.0% of the loan amount, and mortgage banking fees (i.e., fees received on CCM’s loan originations less direct origination costs, including salaries, commissions paid to its loan brokers and other third party loan expenses).  While CCM’s in-house originations and sales generate both cash gains on sale of loans and mortgage banking fees, its conduit and brokered originations and sales generate only mortgage banking fees.

          Total noninterest income increased by $2.1 million or 200%, during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, primarily due to the gain on sale of securities, ComCap securities brokerage fees and other income noted above.  Gain on sale of loans increased by $207,000, or 27%, which was partially offset by a decline of $117,000, or 61%, in mortgage banking fees during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  During the three months ended March 31, 2003, CCM originated $261.4 million of loans and sold, servicing released, $77.0 million of loans to third parties (including conduit and brokered originations and sales), as compared to $184.9 million of originations and $96.0 million of such sales during the three months ended March 31, 2002.  The decline in mortgage banking fees reflects a decline in the amount of loans originated and sold through conduit and brokered channels during the three months ended March 31, 2003, as compared to the same period in 2002.  Also contributing to the increase in noninterest income was a $118,000 increase in banking and servicing fees and a $59,000 increase in trust fees during the three months ended March 31, 2003, as compared to the same period in 2002.  Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans, while the increase in trust fees reflects the maturing of the trust department business which began in November 2000.

          Noninterest Expenses.     The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended March 31,

	2003	2002

	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$1,504	$1,030
Severance	430	—
Non-cash stock compensation	208	34
Occupancy and equipment	323	258
Professional and consulting	236	78
Marketing	214	49
Data processing	87	63
Insurance premiums	84	41
Early extinguishment of debt	152	—
Other	307	309

Total noninterest expenses	$3,545	$1,862

          Total noninterest expenses amounted to $3.5 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.  Total noninterest expense increased by $1.7 million, or 90%, during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, due primarily to higher compensation-related cost, professional fees, marketing costs and costs associated with the early extinguishment of debt.  The increase in compensation and benefits costs is due to the hiring of additional personnel to support our growth and $46,000 of compensation costs associated with ComCap, which was acquired on July 1, 2002.  Non-cash stock compensation expense associated with restricted stock award agreements entered into with three of our executive officers amounted to $208,000 and $34,000 during the three months ended March 31, 2003 and 2002, respectively.  The higher expense during the first three months of 2003 compared to the first three months of 2002 is due to the accelerated amortization of the restricted stock awards triggered by our initial public offering in December 2002.  We expect to recognize an additional $208,000 of such expense during the second quarter of 2003 and will not recognize any expense related to such restricted shares for any subsequent period.  During the first quarter of 2003, we incurred $430,000 in severance costs associated with the departure of one of our executive officers.

          The Bank opened a new branch in a high-end retail center located in south Orange County, California, in the third quarter of 2002, which increased both compensation and occupancy and equipment expense, as well as other costs associated with expanding its retail banking franchise.  The $165,000 increase in marketing costs is primarily due to the promotion of our money market programs and other deposit products and services.  The increase in total noninterest expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was also due to higher professional costs primarily as a result of the Company incurring higher legal and auditing costs after becoming a public company in December 2002.  Insurance premiums are a function of the Bank’s deposit base and are assessed at a rate established by the FDIC, which assessment rate may be increased in accordance with proposed legislation being considered in Congress. Insurance premiums also consist of expenses relating to various insurance policies.  Noninterest expenses during the three months ended March 31, 2003 also includes $152,000 in costs associated with the early extinguishment of FHLB advances.  Gains with respect to the sale of mortgage-backed securities offset the loss on extinguishment of such FHLB advances.  In connection with the prepayment of such FHLB advances, the Bank entered into new FHLB advances with both lower rates and longer maturities.

          Notwithstanding the foregoing, we have improved our operating efficiency as evidenced by our efficiency ratio, which declined from 36.75% for the three months ended March 31, 2002 to 30.08% for the three months ended March 31, 2003.  In accordance with new SEC regulations, we revised our efficiency ratio to include the gain on sale of securities.  We now define our efficiency ratio as general and administrative expenses as a percentage of net interest income and noninterest income.  The loss on early extinguishment of debt is not considered a component of general and administrative expenses.  The efficiency ratio presented for the prior period reflects this revised definition.

          Income Taxes.     We recognized $2.9 million of income tax expense during the three months ended March 31, 2003 compared to $1.1 million of income tax expense during the three months ended March 31, 2002.  Our effective tax rate was 40.5% for the three months ended March 31, 2003 compared to 42.4% for the three months ended March 31, 2002.

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

          Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and security investments.  The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements.  The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings.  Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control.  The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements.  At March 31, 2003, the Bank had $91.7 million in available FHLB borrowing capacity, and $97.6 million of unencumbered securities available to either be borrowed against or sold.  Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles.  Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values and the Bank may in the future securitize a portion of its loans.  At March 31, 2003, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase loans of $55.4 million.  Certificates of deposit which are scheduled to mature within one year totaled $120.4 million at March 31, 2003, and borrowings that are scheduled to mature within the same period amounted to $104.3 million at such date.

          Liquidity management at CCM focuses on CCM’s ability to generate sufficient cash to fund its loan commitments, to make principal and interest payments with respect to outstanding borrowings and to pay its operating expenses.  CCM’s need for liquidity is affected by the level of its loan commitments and loan demand, its ability to sell the loans that it originates and the amount of time CCM holds its loans pending their sale.  CCM’s principal sources of liquidity consist of proceeds generated from the sale of loans and borrowings, primarily the warehouse line of credit and reverse repurchase agreements.  At March 31, 2003, CCM had $28.9 million in available borrowing capacity under its warehouse line of credit.  At March 31, 2003, CCM had outstanding commitments to originate loans of $58.4 million.

          Liquidity management at the holding company level focuses on the Bancorp’s ability to generate sufficient cash to fund its operating expenses.  At March 31, 2003, our annual interest payments with respect to our outstanding trust preferred securities amounted to $1.8 million in the aggregate, based on the applicable interest rate at that date.  Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $2.3 million at March 31, 2003, and dividends from CCM.  To the extent that CCM were at some future date to lack the capacity to pay dividends to us, we would require dividends from the Bank to satisfy our obligations.  The availability of dividends from the Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the Bank, and other factors, that the OTS could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice.  As of March 31, 2003, after taking into consideration limitations contained in its warehouse line of credit, CCM could pay up to $7.5 million in dividends to us.  As of such date, the Bank could dividend up to $11.8 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

          Capital Resources.     The following table reflects the Bank’s actual levels of regulatory capital as of March 31, 2003 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$95,147	16.4%	$46,329	8.0%	$57,912	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	91,822	15.9	23,164	4.0	34,747	6.0
Tier I (core) capital (to adjusted assets)(1)	91,822	9.2	40,026	4.0	50,033	5.0
Tangible capital (to tangible assets)(1)	91,822	9.2	15,010	1.5	N/A	N/A

(1)

Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $1.0 billion.  Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $579.1 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          Our primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates.  We monitor our interest rate risk on a quarterly basis.  Our operations do not subject us to foreign exchange or commodity price risk and we do not own any trading assets.  Our real estate loan portfolio is concentrated primarily within Southern California making us subject to the risk associated with the local economy.  Management believes there has been no material change in our asset and liability management market risk and interest rate sensitivity since December 31, 2002.  For a complete discussion of our asset and liability management market risk and interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.	Controls and Procedures

          Our chief executive officer and chief financial officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures (which evaluation was conducted within 90 days of the filing date of this quarterly report) and concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities and Use of Proceeds

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

          We contributed $36.6 million of the net proceeds to our subsidiary, the Bank, with the remaining $2.0 million retained by us.  The Bank is using the net proceeds from the offering to support the growth of loans secured by multi-family residential properties and commercial real estate and U.S. government agency mortgage-backed and other securities, as well as to increase its deposits, FHLB advances and reverse repurchase agreements.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)
3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)
4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)
4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)
4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)
4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)
10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)
10.2	Second Amended and Restated Warehousing Credit and Security Agreement between Financial Institutional Partners Mortgage Corporation and Residential Funding Corporation dated as of August 31, 2002. (1)
10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)
10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)
10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (5)
10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)
10.8

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002. (1)

10.9

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002. (1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)
10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002. (1)
10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002. (1)
10.13

Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (6) (7)
10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (6) (7)
10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (6) (7)
10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (8)
10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (9)
11	Statement re: computation of per share earnings. (See Note 2 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)
99.1	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(3)	Each of us and the Bank has entered into substantially identical agreements with Mr. DePillo.

(4)	We have entered into substantially identical agreements with Messrs. Hagerty, Watson, Williams, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(5)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Watson, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(6)	The Bank has entered into substantially identical agreements with Messrs. DePillo, Hagerty and Watson, with the only differences being the amounts paid under each agreement.

(7)

CCM, formerly Financial Institutional Partners Mortgage Corporation, has entered into a substantially similar agreement with Mr. Williams, with the only differences being the amounts paid under each agreement.

(8)	We have entered into substantially identical agreements with each of its directors and Mr. Hagerty.

(9)	The Bank has entered into substantially identical agreements with each of its directors and Mr. Hagerty.

	(b)	Reports filed on Form 8-K.

1.

Report on Form 8-K dated March 27, 2003.  The report included under Item 9 of Form 8-K certifications of our chief executive officer and chief financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of the our Annual Report on Form 10-K for the year ending December 31, 2002.

		2.	Report on Form 8-K dated March 17, 2003. The report included under Item 5 of Form 8-K a press release announcing our signing of a lease agreement to open its fourth banking office.

3.

Report on Form 8-K dated March 5, 2003.  The report included under Item 9 of Form 8-K a press release announcing our participation in the Sandler O’Neill West Coast Financial Services Conference.  The presentations to be given at such conference were also included in the report.

4.

Report on Form 8-K dated March 3, 2003.  The report included under Item 5 of Form 8-K a press release announcing the appointment of a new director to our Board of Directors, the resignation of a director and appointment of an officer.

		5.	Report on Form 8-K dated January 27, 2003. The report included under Item 5 of Form 8-K a press release announcing our earnings for the quarter and year ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

	By:	/s/ STEPHEN H. GORDON

Stephen H. Gordon
May 14, 2003		Chairman of the Board and Chief Executive Officer

	By:	/s/ CHRISTOPHER G. HAGERTY

Christopher G. Hagerty
May 14, 2003		Executive Vice President, Chief Financial Officer and Director

CERTIFICATIONS

I, Stephen H. Gordon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Capital Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the registrant ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ STEPHEN H. GORDON

Stephen H. Gordon, Chief Executive Officer

CERTIFICATIONS

I, Christopher G. Hagerty, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Capital Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the registrant ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ CHRISTOPHER G. HAGERTY

Christopher G. Hagerty, Executive Vice President and Chief Financial Officer