Form 10-Q
period 2003-06-30
COMMERCIAL CAPITAL BANCORP INC
filed 2003-08-14
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50126

COMMERCIAL CAPITAL BANCORP, INC.

(Name of Registrant as Specified in its charter)

Nevada	33-0865080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Venture, 3rd Floor
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 6, 2003:  14,740,065

PART I

Item  1.     Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,747	$2,907
Restricted cash	471	501

	2,218	3,408
Securities available-for-sale	581,207	308,032
Securities held-to-maturity, at amortized cost (fair value of $0 and $2,220)	—	2,042
Federal Home Loan Bank stock, at cost	30,282	15,701
Loans, net of allowance for loan losses of $4,002 and $2,716	696,955	469,186
Loans held-for-sale	54,890	18,338
Premises and equipment, net	1,023	976
Accrued interest receivable	5,622	3,543
Goodwill	13,035	13,035
Bank-owned life insurance	17,560	8,460
Other assets	9,029	6,748

	$1,411,821	$849,469

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$9,110	$5,606
Interest-bearing:
Money market accounts	278,542	176,194
Savings accounts	3,553	2,109
NOW accounts	806	1,299
Certificate accounts	237,556	127,071

Total deposits	529,567	312,279
Securities sold under agreements to repurchase	68,840	110,993
Advances from Federal Home Loan Bank	606,733	289,139
Warehouse line of credit	54,967	16,866
Trust Preferred Securities	35,000	35,000
Deposits held in trust	471	501
Accrued interest payable and other liabilities	24,897	7,088

Total liabilities	1,320,475	771,866

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 14,637,864 and 13,978,858 shares	15	14
Additional paid-in capital	69,428	64,436
Deferred compensation	—	(416)
Retained earnings	18,906	9,992
Accumulated other comprehensive gain	2,997	3,577

Total stockholders’ equity	91,346	77,603

	$1,411,821	$849,469

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Interest income on:
Loans	$10,309	$6,061	$18,860	$10,920
Securities	5,700	3,072	10,297	5,255
FHLB stock	278	138	513	230
Federal funds sold and interest-bearing deposits in other banks	11	15	19	37

Total interest income	16,298	9,286	29,689	16,442

Interest expense on:
Deposits	2,540	1,394	4,543	2,396
Advances from Federal Home Loan Bank	2,557	1,512	4,672	2,671
Warehouse line of credit	370	339	654	652
Trust Preferred Securities	448	520	904	779
Securities sold under agreements to repurchase	384	500	853	929

Total interest expense	6,299	4,265	11,626	7,427

Net interest income	9,999	5,021	18,063	9,015
Provision for loan losses	677	293	1,286	814

Net interest income after provision for loan losses	9,322	4,728	16,777	8,201

Noninterest income:
Gain on sale of loans	571	1,118	1,546	1,886
Mortgage banking fees	285	67	360	259
Banking and servicing fees	383	59	578	136
Trust fees	96	47	191	83
Bank-owned life insurance	145	73	252	73
Securities brokerage fees	37	—	158	—
Gain on sale of securities	1,517	56	3,164	56

	3,034	1,420	6,249	2,493

Noninterest expenses:
Compensation and benefits	2,127	1,085	3,631	2,187
Severance	241	—	671	—
Non-cash stock compensation	145	35	353	69
Occupancy and equipment	306	272	629	530
Professional and consulting	278	95	514	173
Marketing	140	229	354	278
Data processing	102	66	189	129
Insurance premiums	111	54	195	95
Loss on early extinguishment of debt	771	—	923	—
Other	353	334	660	571

	4,574	2,170	8,119	4,032

Income before income tax expense	7,782	3,978	14,907	6,662
Income tax expense	3,107	1,646	5,993	2,785

Net income	$4,675	$2,332	$8,914	$3,877

Basic earnings per share	$0.32	$0.26	$0.62	$0.43
Diluted earnings per share	0.30	0.24	0.59	0.41

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

for the Six Months ended June 30, 2003

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2002	13,979	$14	$64,436	$(416)	$9,992	$3,577	$77,603
Comprehensive income:
Net income	—	—	—	—	8,914	—	8,914
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	(580)	(580)

Total comprehensive income							8,334
Issuance of common stock, net of costs	375	—	2,790	—	—	—	2,790
Exercise of stock options	284	1	1,635	—	—	—	1,636
Amortization of deferred compensation– restricted stock awards, net of recapture of unvested restricted stock awards	—	—	(160)	416	—	—	256
Tax benefit from restricted stock awards	—	—	727	—	—	—	727

Balance, June 30, 2003	14,638	$15	$69,428	$—	$18,906	$2,997	$91,346

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$8,914	$3,877
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,470	433
Stock compensation expense	353	69
Stock dividend from FHLB	(513)	(166)
Bank owned life insurance income	(252)	(73)
Deferred taxes	266	(504)
Provision for loan losses	1,286	814
Gain on sale of securities	(3,164)	(56)
Gain on sale of loans	(1,546)	(1,886)
Loss on early extinguishment of debt	923	—
Origination of loans held-for-sale, net of principal payments	(147,488)	(157,344)
Proceeds from sales of loans held-for-sale	112,507	166,468
Increase in accrued interest receivable and other assets	(4,290)	(2,507)
Increase (decrease) in deposits held in trust, accrued interest payable and other liabilities	(3,048)	1,482
Other, net	224	(838)

Net cash provided by (used in) operating activities	(34,358)	9,769

Cash flows from investing activities:
Purchases of securities available-for-sale	(489,725)	(151,263)
Proceeds from sales of securities available-for-sale	171,455	36,633
Proceeds from maturities and repayments of securities	66,599	11,119
Purchases of securities held to maturity	—	(2,053)
Proceeds from sales of securities held to maturity	2,304	—
Purchases of Federal Home Loan Bank stock	(14,188)	(2,982)
Proceeds from sales of loan	—	3,304
Origination and purchase of loans, net of principal payments	(229,453)	(149,176)
Purchase of leasehold improvements and equipment	(229)	(189)
Purchase of Bank-owned life insurance	(8,851)	(5,860)

Net cash used in investing activities	(502,088)	(260,467)

Cash flows from financing activities:
Net increase in deposits	217,288	137,826
Net increase (decrease) in securities sold under agreements to repurchase	(42,153)	27,937
Proceeds from Federal Home Loan Bank advances	379,179	115,000
Repayment of Federal Home Loan Bank advances	(61,585)	(70,716)
(Decrease) increase in warehouse lines of credit	38,101	(11,980)
Issuance of Trust Preferred Securities	—	20,000
Common stock issued	2,790	1,232
Common stock purchased	—	(357)
Exercise of stock options	1,636	—

Net cash provided by financing activities	535,256	218,942

Net decrease in cash and cash equivalents	(1,190)	(31,756)
Cash and cash equivalents:
Beginning of period	3,408	37,514

End of period	$2,218	$5,758

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$11,876	$5,125
Income taxes	6,528	2,930
Noncash activity: Securities purchase commitment	20,827	—

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

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

(2)	Earnings Per Share

Information used to calculate earnings per share for the three months and six months ended June 2003 and 2002 was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income	$4,675	$2,332	$8,914	$3,877
Weighted average shares:
Basic weighted average number of common shares outstanding	14,565,512	8,950,628	14,444,004	8,934,107
Dilutive effect of stock options	870,301	666,918	790,566	514,932

Diluted weighted average number of common shares outstanding	15,435,813	9,617,546	15,234,570	9,449,039

Net income per common share:
Basic	$0.32	$0.26	$0.62	$0.43
Diluted	0.30	0.24	0.59	0.41

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

As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of APB 25, Accounting for Stock Issued to Employees, in accounting for its stock plans. As required by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro forma net income and earnings per share information is provided below, as if the Company accounted for its stock option plans under the fair value method of SFAS 123.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$4,675	$2,332	$8,914	$3,877
Add: Stock-based compensation expense included in reported net income, net of tax	84	20	205	40
Less: Total stock-based compensation expense under the fair value method, net of tax	(191)	(91)	(414)	(173)

Net income, pro forma	$4,568	$2,261	$8,705	$3,744
Basic earnings per share
As reported	$0.32	$0.26	$0.62	$0.43
Pro forma	0.31	0.25	0.60	0.42
Diluted earnings per share
As reported	0.30	0.24	0.59	0.41
Pro forma	0.30	0.24	0.57	0.40

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)	Operating Segments

The Company’s primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. The “all other” category reflects the results of operations and total assets of the parent company only and ComCap for the six months ended June 30, 2003, and the parent company only for the six months ended June 30, 2002. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank has purchased loans from CCM on an arm’s-length basis and the gain on sale of loans recorded by CCM is eliminated upon consolidation. The Bank reimburses CCM for actual expenses incurred by CCM on the Bank’s behalf. Financial highlights by line of business were as follows:

	Three Months ended June 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$8,203	$999	$(411)	$531	$9,322
Noninterest income—external	2,292	705	37	—	3,034
Noninterest income—intercompany	121	675	—	(796)	—
Noninterest expense	3,381	679	690	(176)	4,574
Income taxes	2,863	726	(445)	(37)	3,107

Net income	$4,372	$974	$(619)	$(52)	$4,675

Total assets	$1,283,949	$131,175	$128,162	$(131,465)	$1,411,821

	Three Months ended June 30, 2002
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$4,030	$1,028	$(454)	$124	$4,728
Noninterest income—external	216	1,204	—	—	1,420
Noninterest income—intercompany	—	747	—	(747)	—
Noninterest expense	1,466	623	72	9	2,170
Income taxes	1,138	996	(222)	(266)	1,646

Net income	$1,642	$1,360	$(304)	$(366)	$2,332

Total assets	$537,719	$109,300	$75,527	$(73,430)	$649,116

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Six Months ended June 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$14,761	$1,956	$(820)	$880	$16,777
Noninterest income—external	3,462	2,524	263	—	6,249
Noninterest income—intercompany	121	2,419	—	(2,540)	—
Noninterest expense	5,143	1,644	1,586	(254)	8,119
Income taxes	5,257	2,226	(899)	(591)	5,993

Net income	$7,944	$3,029	$(1,244)	$(815)	$8,914

Total assets	$1,283,949	$131,175	$128,162	$(131,465)	$1,411,821

	Six Months ended June 30, 2002
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$6,754	$1,885	$(661)	$223	$8,201
Noninterest income—external	329	2,164	—	—	2,493
Noninterest income—intercompany	—	1,905	—	(1,905)	—
Noninterest expense	2,523	1,343	164	2	4,032
Income taxes	1,890	1,949	(347)	(707)	2,785

Net income	$2,670	$2,662	$(478)	$(977)	$3,877

Total assets	$537,719	$109,300	$75,527	$(73,430)	$649,116

(5)	Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 should not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements, as the trust preferred securities of subsidiary trust will continue to be reported as a liability on the consolidated statements of financial condition.

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

Effective April 1, 2003, we realigned our lending operations by moving the origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of most of our loans, immediately enabled the Bank to hold a significantly increased percentage of our loan originations, while further streamlining the lending process. Prior to the realignment, the Bank was limited to acquiring less than 50% of CCM’s loan production by affiliate transaction regulations governing purchases of loans from non-bank affiliates. The original structure also created redundant processes and operations that have now been eliminated.

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

Operating Segments

Our primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. For total assets and statement of operations information on our primary operating segments as of and for the six months ended June 30, 2003 and 2002, see Note 4 to our Unaudited Consolidated Financial Statements included in Item 1 hereof.

Changes in Financial Condition

General.    Total assets increased 66% from $849.5 million at December 31, 2002 to $1.4 billion at June 30, 2003. The growth in total assets is due to a number of factors. Loans held for investment, net of the allowance for loan losses, increased by $227.8 million as we retained a larger amount of originated loans during the first six months of 2003. Loans held for sale also increased $36.6 million during the six months ended June 30, 2003. In addition, our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, increased by $271.1 million during the first six months of 2003. Total deposits have grown 70% from $312.3 million at December 31, 2002 to $530.0 million at June 30, 2003. Borrowings, including FHLB advances, reverse repurchase agreements and warehouse lines of credit, also increased by $313.5 million during the first six months of 2003. This growth has been supported by retained earnings and the issuance of common stock in our initial public offering in December 2002 and following the exercise of the over allotment option by our underwriters in January 2003.

Cash and Cash Equivalents.    Cash and cash equivalents (consisting of cash and due from banks, restricted cash and federal funds sold) amounted to $3.4 million at December 31, 2002 and $2.2 million at June 30, 2003. We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities. See “– Liquidity and Capital Resources.”

Securities.    We significantly increased our securities portfolio during the first six months of 2003 through the purchase of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as GNMA, FHLMC and FNMA. We invest in such securities as a means to enhance our returns as well as to manage our liquidity and capital. Our securities portfolio amounted to $310.1 million, or 36.5%, of our total assets at December 31, 2002 and $581.2 million, or 41.2% of our total assets at June 30, 2003. At December 31, 2002 and June 30, 2003, all of our securities consisted of mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises, except for a $100,000 and $101,000 investment in a U.S. government security, respectively. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. At June 30, 2003, all of our securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2003, our securities had an aggregate of $5.2 million of unrealized gains.

Net Loans Held for Investment.    Net loans held for investment increased 49% from $469.2 million at December 31, 2002 to $697.0 million at June 30, 2003. We retained $288.9 million in loans during the first six months of 2003 compared to $169.0 million during the first six months of 2002 as we increased our focus on retaining for portfolio a greater amount of loan originations. As a result of the previously discussed realignment of our lending operations, we anticipate retaining a greater percentage of our loan fundings than we were able to prior to the realignment since the Bank was limited by federal regulations to purchasing less than 50% of CCM’s loan production.

Loan Originations.    Our consolidated loan originations during the second quarter of 2003 totaled $207.1 million, primarily consisting of multi-family and commercial real estate loans, compared to $179.1 million for the second quarter of 2002. Our loan originations increased 29% to a record $474.1 million during the six-month period ended June 30, 2003, from $368.3 million for the six-month period ended June 30, 2002. It is our belief that our loan origination volumes are driven by the continued maturation of our franchise and less a result of the interest rate environment and should exceed $1 billion for the year ended 2003.

The realignment of our lending operations in April 2003 resulted in the Bank becoming the originator of most of our loans, and enabled the Bank to hold a significantly increased percentage of our loan originations. We retained for investment $157.8 million or 76% of our consolidated originations for the three months ended June 30, 2003, compared to $63.8 million or 36% for the second quarter of 2002. For the six months ended June 30, 2003, we retained for investment $288.9 million or 61% of our consolidated originations compared to $169.0 million or 46% for the six months ended June 30, 2002. CCM continues to actively maintain and utilize its independent, third-party provided, warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for reasons which may include the Bank’s loans to one borrower limits, capital constraints, geographic concentrations or for other reasons as determined by management.

Our average loan size for both the multi-family and commercial real estate loans held for investment portfolios at June 30, 2003 was $1.2 million. At June 30, 2003, our multi-family real estate loans held for investment, at origination, had a weighted average loan to value of 69.2%, and a weighted average debt coverage ratio of 1.29, and commercial real estate loans, at origination, had a weighted average loan to value of 65.6%, and a weighted average debt coverage ratio of 1.35.

Deposits.    Total deposits increased from $312.3 million at December 31, 2002 to $530.0 million at June 30, 2003. Although a substantial amount of our deposits are comprised of certificates of deposit, we have increased our emphasis on transaction accounts (i.e., savings accounts, money market accounts, negotiable order of withdrawal, or NOW, accounts and demand deposits), particularly money market accounts. At June 30, 2003, transaction accounts amounted to $292.0 million, or 55.1% of total deposits, as compared to $185.2 million, or 59.3% of total deposits, at December 31, 2002.

Borrowings.    Another primary source of funds are borrowings, primarily FHLB advances, securities sold under agreements to repurchase, warehouse lines of credit and trust preferred securities. Total borrowings amounted to $452.0 million at December 31, 2002 compared to $765.5 million at June 30, 2003.

Advances from the FHLB of San Francisco amounted to $289.1 million at December 31, 2002 and $606.7 million at June 30, 2003. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We utilize FHLB of San Francisco advances as a funding source for our banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage its interest rate risk by utilizing various maturities made available through the FHLB of San Francisco.

Reverse repurchase agreements amounted to $111.0 million at December 31, 2002 compared to $68.8 million at June 30, 2003. Reverse repurchase agreements represent a competitive, low-cost, short-term funding source for Commercial Capital Bancorp, CCM and the Bank. The decline in reverse repurchase agreements reflects our desire to replace these short-term liabilities with longer-term advances from the FHLB of San Francisco at similar interest costs. CCM’s mortgage banking operations are primarily funded by a warehouse line of credit. The warehouse line of credit amounted to $16.9 million at December 31, 2002 and $55.0 million at June 30, 2003. The increase in the warehouse line of credit was required to fund the growth in CCM’s loan portfolio during the period. Trust preferred securities amounted to $35.0 million at December 31, 2002 and June 30, 2003.

Stockholders’ Equity.    Stockholders’ equity increased from $77.6 million at December 31, 2002 to $91.3 million at June 30, 2003. The increase in stockholders’ equity reflected the $8.9 million in net income and the $2.8 million of net proceeds from the issuance of 375,000 additional shares of common stock when the underwriters of our initial public offering exercised their over allotment option on January 9, 2003. In addition, stockholders’ equity increased by $983,000 for the amortization and delivery of restricted stock awards for the six months ended June 30, 2003 as well as a $1.6 million increase due to the exercise of stock options.

Results of Operations

General.    Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, CCM and the Bank. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven by our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as banking, servicing and trust fees. In addition, beginning in the third quarter of 2002, we also began earning brokerage fees from ComCap. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $4.7 million and $8.9 million for the three and six months ending June 30, 2003 respectively, compared to $2.3 million and $3.9 million for the three and six months ending June 30, 2002, respectively. As a result of our deploying the proceeds raised in connection with our stock offerings during 2002, and the additional capital raised from our issuance of trust preferred securities in the fourth quarter of 2001 and the first quarter of 2002, as well as retained earnings, we were able to substantially increase our net income for the 2003 periods compared to the 2002 periods. This larger net income reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended June 30, 2003, we reported a return on average assets of 1.48% and a return on average stockholders’ equity of 21.08%, as compared to a return on average assets of 1.54% and a return on average stockholders’ equity of 29.94% for the three months ended June 30, 2002. During the six months ended June 30, 2003, we reported a return on average assets of 1.58% and return on average stockholders’ equity of 20.85%, as compared to a return on average assets of 1.46% and a return on average stockholders’ equity of 25.82% for the six months ended June 30, 2002. The lower return on average equity in the 2003 periods compared to the 2002 periods is due to the higher average equity as a result of our initial public offering in December 2002.

Net Interest Income.    Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest earning assets and interest-bearing liabilities. Net interest income totaled $10.0 million and $18.1 million during the three and six months ended June 30, 2003, respectively, compared to $5.0 million and $9.0 million during the three and six months ended June 30, 2002, respectively. The significant increase in net interest income in the 2003 periods reflects the substantial increase in interest-earning assets, primarily loans and securities. The increase in our interest earning assets reflects our strategy of growing our loan and securities portfolio through our retention of multifamily and commercial real estate loans and the purchase of mortgage-backed securities.

During the three and six months ended June 30, 2003, we prepaid $40 million and $50 million, respectively, of fixed rate FHLB advances and replaced them with lower costing, longer duration, fixed rate FHLB advances. We did not prepay any FHLB advances during the first six months of 2002. Our net interest margin was 3.29% and 3.34% during the three and six months ended June 30, 2003, respectively, compared to 3.46% and 3.54% during the three and six months ended June 30, 2002, respectively.

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

	Three Months ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$689,549	$10,309	5.98%	$362,714	$6,061	6.68%
Securities(2)	493,704	5,700	4.62	202,083	3,072	6.08
FHLB stock	25,286	278	4.40	9,459	138	5.84
Cash and cash equivalents(3)	7,229	11	0.61	5,712	15	1.05

Total interest-earning assets	1,215,768	16,298	5.36	579,968	9,286	6.40
Noninterest-earning assets	44,114			24,618

Total assets	$1,259,882			$604,586

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$261,169	1,480	2.27	$39,832	303	3.05
Certificates of deposit	209,595	1,060	2.03	164,861	1,091	2.65

Total deposits	470,764	2,540	2.16	204,693	1,394	2.73
Securities sold under agreements to repurchase	117,390	384	1.31	107,463	500	1.87
FHLB advances	472,758	2,557	2.17	168,545	1,512	3.60
Warehouse line of credit	58,530	370	2.54	47,074	339	2.89
Trust preferred securities	35,000	448	5.13	35,000	520	5.96

Total interest-bearing liabilities	1,154,442	6,299	2.19	562,775	4,265	3.04

Noninterest-bearing deposits	8,422			6,457
Other noninterest-bearing liabilities	8,289			4,203

Total liabilities	1,171,153			573,435
Stockholders’ equity	88,729			31,151

Total liabilities and stockholders’ equity	$1,259,882			$604,586

Net interest-earning assets	$61,326			$17,193

Net interest income/interest rate spread		$9,999	3.17%		$5,021	3.36%

Net interest margin			3.29%			3.46%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

	Six Months ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$621,050	$18,860	6.07%	$322,951	$10,920	6.76%
Securities(2)	433,485	10,297	4.75	171,995	5,255	6.11
FHLB stock	21,747	513	4.72	8,673	230	5.30
Cash and cash equivalents(3)	6,683	19	0.57	5,956	37	1.24

Total interest-earning assets	1,082,965	29,689	5.48	509,575	16,442	6.45
Noninterest-earning assets	45,254			21,213

Total assets	$1,128,219			$530,788

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$230,859	2,709	2.37	$24,275	346	2.87
Certificates of deposit	169,826	1,834	2.18	148,169	2,050	2.79

Total deposits	400,685	4,543	2.29	172,444	2,396	2.80
Securities sold under agreements to repurchase	129,275	853	1.33	99,237	929	1.89
FHLB advances	411,268	4,672	2.29	148,236	2,671	3.63
Warehouse line of credit	49,940	654	2.64	45,320	652	2.90
Trust preferred securities	35,000	904	5.21	25,941	779	6.06

Total interest-bearing liabilities	1,026,168	11,626	2.28	491,178	7,427	3.05

Noninterest-bearing deposits	7,496			6,228
Other noninterest-bearing liabilities	9,038			3,348

Total liabilities	1,042,702			500,754
Stockholders’ equity	85,517			30,034

Total liabilities and stockholders’ equity	$1,128,219			$530,788

Net interest-earning assets	$56,797			$18,397

Net interest income/interest rate spread		$18,063	3.20%		$9,015	3.40%

Net interest margin			3.34%			3.54%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

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

	Six Months ended June 30, 2003 Compared to Six Months ended June 30, 2002
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(1,114)	$10,076	$(1,022)	$7,940
Securities	(1,170)	7,989	(1,777)	5,042
FHLB stock	(25)	346	(38)	283
Cash and cash equivalents	(20)	5	(3)	(18)

Total net change in income on interest-earning assets	(2,329)	18,416	(2,840)	13,247

Interest-bearing liabilities:
Deposits:
Transaction accounts	(60)	2,940	(517)	2,363
Certificates of deposit	(448)	300	(68)	(216)

Total deposits	(508)	3,240	(585)	2,147
Securities sold under agreements to repurchase	(276)	282	(82)	(76)
FHLB advances	(985)	4,735	(1,749)	2,001
Warehouse line of credit	(58)	66	(6)	2
Trust preferred securities	(109)	272	(38)	125

Total net change in expense on interest-bearing liabilities	(1,936)	8,595	(2,460)	4,199

Change in net interest income	$(393)	$9,821	$(380)	$9,048

Interest Income.    Total interest income amounted to $16.3 million and $29.7 million for the three and six months ended June 30, 2003, respectively, compared to $9.3 million and $16.4 million for the three and six months ended June 30, 2002 respectively. The increase in interest income in the 2003 periods reflects the substantial increases in interest-earning assets, primarily loans and securities.

Interest income on loans totaled $10.3 million and $18.9 million for the three and six months ended June 30, 2003, respectively, compared to $6.1 million and $10.9 million for the three and six months ended June 30, 2002, respectively. The increase in interest for the 2003 periods reflects the increase in our average balance of loans receivable, resulting from our ability to retain a larger amount of its loan originations during such periods. We retained $288.9 million of loans during the six months ended June 30, 2003 and $169.0 million of loans during the six months ended June 30, 2002, consisting primarily of loans secured by multi-family residential properties. The average yield earned on our loans receivable amounted to 5.98% and 6.07% during the three and six months ended June 30, 2003, respectively, compared to 6.68% and 6.76% during the three and six months ended June 30, 2002, respectively. The decline in the average yield reflected the overall decrease in market rates of interest during such period.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $6.0 million and $10.8 million for the three and six months ended June 30, 2003, respectively, compared to $3.2 million and $5.5 million for the three and six months ended June 30, 2002, respectively. We continued to build a securities portfolio comprised primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored entities in order to further deploy the capital obtained from our public offering. During the six months ended June 30, 2003 our securities portfolio increased $271.1 million. The effect on interest income of the increase in the average balance of securities during the 2003 periods compared to the 2002 periods was partially offset by a decrease in the average yield earned on such assets during these periods. The decrease in the average yield during the 2003 periods compared to the 2002 periods was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during such periods. As a result, the average yield earned on securities and other interest-earning assets declined from 5.94% and 5.92% for the three and six months ended June 30, 2002, respectively, to 4.55% and 4.69% for the three and six months ended June 30, 2003.

Interest Expense.    Total interest expense was $6.3 million and $11.6 million for the three and six months ended June 30, 2003, respectively, compared to $4.3 million and $7.4 million for the three and six months ended June 30, 2002, respectively. Our interest expense increased significantly due to the funding requirements for our balance sheet growth.

Interest expense on deposits totaled $2.5 million and $4.5 million during the three and six months ended June 30, 2003, respectively, compared to $1.4 million and $2.4 million during the three and six months ended June 30, 2002, respectively. Our average balance of interest-bearing deposits increased from $172.4 million for the six months ended June 30, 2002 to $400.7 million for the six months ended June 30, 2003. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods. The average rate paid on interest-bearing deposits declined to 2.16% and 2.29% for the three and six months ended June 30, 2003, respectively, from 2.73% and 2.80% for the three and six months ended June 30, 2002, respectively.

Interest expense on deposits was also impacted by the significant change in the composition of deposits, as we had significantly higher balances of transaction accounts at June 30, 2003 compared to June 30, 2002. The average balance of transaction accounts was $230.9 million for the six months ended June 30, 2003 compared to $24.3 million for the six months ended June 30, 2002. This increase is due to our successful money market programs introduced in March 2002.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, the warehouse line of credit and trust preferred securities, amounted to $3.8 million and $7.1 million for the three and six months ended June 30, 2003, respectively, compared to $2.9 million and $5.0 million for the three and six months ended June 30, 2002. Our average balance of borrowings has increased from $318.7 million for the six months ended June 30, 2002 to $625.5 million for the six months ended June 30, 2003. The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods. As discussed previously, we continued to lengthen the durations of our borrowings starting in 2002 through the first six months of 2003 partially through the prepayment of an aggregate of $116.0 million in fixed rate FHLB advances and replacing them with lower costing, longer duration FHLB advances. The average rate paid on borrowings declined from 3.22% and 3.18% for the three and six months ended June 30, 2002, respectively, to 2.21% and 2.28% for the three and six months ended June 30, 2003, respectively.

Provision for Loan Losses.    We established provisions for loan losses of $1.3 million and $814,000 during the six months ended June 30, 2003 and 2002, respectively. The provisions we established during the six months ended June 30, 2003 and 2002 were provided in order to maintain our allowance for loan losses at what management believed to be an adequate level. The assessment of the adequacy of our allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, levels and trends in asset classifications, change in volume and mix of loans, and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies. At June 30, 2003, we had one nonperforming business loan with an outstanding principal balance of $205,000 which is our only nonperforming asset and impaired loan. This loan has been restructured and is performing in accordance with its revised terms. No multifamily or commercial real estate loan is more than 30 days past due at June 30, 2003.

Management believes that its allowance for loan losses at June 30, 2003 was adequate. Nevertheless, our loan portfolio is relatively unseasoned and there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our multi-family residential and commercial loan portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income.    The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$571	$1,118	$1,546	$1,886
Mortgage banking fees, net	285	67	360	259
Banking and servicing fees	383	59	578	136
Trust fees	96	47	191	83
Bank-owned life insurance	145	73	252	73
Securities brokerage fees	37	—	158	—
Gain on sale of securities	1,517	56	3,164	56

Total noninterest income	$3,034	$1,420	$6,249	$2,493

Total noninterest income was $6.2 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively. Our noninterest income amounted to 17.4% of total revenues (which is comprised of total interest income and total noninterest income) during the six months ended June 30, 2003, as compared to 13.2% during the six months ended June 30, 2002. A significant portion of our noninterest income is derived from our mortgage banking activities. Income earned from our mortgage banking operations is considered recurring core income for us and consists of cash gains on sales of loans, which are generally sold at a premium in excess of 1.0% of the loan amount, and mortgage banking fees (i.e., fees received on the conduit and brokered loan originations less commissions paid to our loan agents).

Total noninterest income increased by $1.6 million, or 114%, during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily due to the gain on sale of securities, higher mortgage banking fees and higher banking and servicing fees partially offset by a decline in gain on sale of loans. The decline in gain on sale of loans reflects our decision to retain more of our originations which was made possible with the realignment of our loan origination function on April 1, 2003. Higher mortgage banking fees reflects larger volume of loan originations through broker and conduit channels for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans. Also contributing to the increase in noninterest income was a $49,000 increase in trust fees and a $72,000 increase in income from bank-owned life insurance during the three months ended June 30, 2003, as compared to the same period in 2002. The increase in trust fees reflects the maturing of the trust department business which began in November 2000 and the increase in bank-owned life insurance income reflects the timing of the purchase of these insurance policies.

Total noninterest income increased by $3.8 million, or 151%, during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily due to the gain on sale of securities, higher banking and servicing fees, higher bank-owned life insurance income and ComCap securities brokerage fees partially offset by a decline in gain on sale of loans. The decline in gain on sale of loans reflects our decision to retain more of our originations which was made possible with the realignment of our loan origination function in April 2003. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans. The increase in bank-owned life insurance income reflects the timing of the purchase of these insurance policies. There were no ComCap securities brokerage fees during the first six months of 2002 since we did not acquire ComCap until July 1, 2002. Also, contributing to the increase in noninterest income was a $101,000 increase in mortgage banking fees and a $108,000 increase in trust fees during the six months ended June 30, 2003, as compared to the same period in 2002.

Noninterest Expenses.    The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$2,127	$1,085	$3,631	$2,187
Severance	241	—	671	—
Non-cash stock compensation	145	35	353	69
Occupancy and equipment	306	272	629	530
Professional and consulting	278	95	514	173
Marketing	140	229	354	278
Data processing	102	66	189	129
Insurance premiums	111	54	195	95
Early extinguishment of debt	771	—	923	—
Other	353	334	660	571

Total noninterest expenses	$4,574	$2,170	$8,119	$4,032

Total noninterest expenses increased by $2.4 million, or 111%, during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, and increased by $4.1 million, or 101%, during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

The increases in the 2003 periods compared to the 2002 periods is primarily due to higher compensation-related costs, professional fees and costs associated with the early extinguishment of debt. The increase in compensation and benefits costs is due to the hiring of additional personnel to support our growth, including the opening of the Rancho Santa Margarita branch during the third quarter of 2002. The higher non-cash stock compensation during the 2003 periods compared to the 2002 periods is due to the accelerated amortization of the restricted stock awards triggered by our initial public offering in December 2002. We do not anticipate any non-cash stock compensation expense related to these awards in the future since they fully vested during June 2003. During the first and second quarters of 2003, we incurred $430,000 and $241,000, respectively, in severance costs associated with the departure of an executive officer during each quarter.

The increase in professional costs is primarily due to higher legal and auditing costs after becoming a public company in December 2002. Noninterest expenses during the three months and six months ended June 30, 2003 includes $771,000 and $923,000, respectively, in costs associated with the early extinguishment of FHLB advances. Gains with respect to the sale of mortgage-backed securities offset the loss on extinguishment of such FHLB advances. In connection with the prepayment of such FHLB advances, the Bank entered into new FHLB advances with both lower rates and longer maturities.

Notwithstanding the foregoing, we have improved our operating efficiency as evidenced by our efficiency ratio, which declined from 33.69% and 35.04% for the three and six months ended June 30, 2002, respectively to 29.18% and 29.60% for the three and six months ended June 30, 2003. Our efficiency ratio is defined as general and administrative expenses as a percentage of net interest income and noninterest income.

Income Taxes.    We recognized $3.1 million and $6.0 million of income tax expense during the three and six months ended June 30, 2003, respectively, compared to $1.6 million and $2.8 million of income tax expense during the three and six months ended June 30, 2002, respectively. Our effective tax rate was 39.9% for the three months ended June 30, 2003 compared to 41.4% for the three months ended June 30, 2002 and 40.2% for the six months ended June 30, 2003 compared to 41.8% for the six months ended June 30, 2002. The decline in our effective tax rate includes the realization of tax benefits from certain multi-family and commercial real estate loans located in California Enterprise Zones, as well as recognition of affordable housing tax credits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and security investments. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At June 30, 2003, the Bank had $26.9 million in available FHLB borrowing capacity, and $185.2 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values and the Bank may in the future securitize a portion of its loans. At June 30, 2003, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase loans of $40.3 million. Certificates of deposit which are scheduled to mature within one year totaled $132.6 million at June 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $119.1 million at such date.

Liquidity management at CCM focuses on CCM’s ability to generate sufficient cash to fund its loan commitments, to make principal and interest payments with respect to outstanding borrowings and to pay its operating expenses. CCM’s need for liquidity is affected by the level of its loan commitments and loan demand, its ability to sell the loans that it originates and the amount of time CCM holds its loans pending their sale. CCM’s principal sources of liquidity consist of proceeds generated from the sale of loans and borrowings, primarily the warehouse line of credit and reverse repurchase agreements. At June 30, 2003, CCM had $45.0 million in available borrowing capacity under its warehouse line of credit. At June 30, 2003, CCM had outstanding commitments to originate loans of $8.4 million.

Liquidity management at the holding company level focuses on Bancorp’s ability to generate sufficient cash to fund its operating expenses. At June 30, 2003, our annual interest payments with respect to our outstanding trust preferred securities amounted to $1.7 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Bancorp, which amounted to $4.2 million at June 30, 2003, including $3.0 million of an unencumbered mortgage-backed security, in addition to dividends from CCM. To the extent that CCM were at some future date to lack the capacity to pay dividends to us, we would require dividends from the Bank to satisfy our obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. As of June 30, 2003, after taking into consideration limitations contained in its warehouse line of credit, CCM could pay up to $1.2 million in dividends to us. As of such date, the Bank could dividend up to $16.1 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

Capital Resources.    The following table reflects the Bank’s actual levels of regulatory capital as of June 30, 2003 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$106,196	15.11%	$56,212	8.0%	$70,265	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	102,194	14.54	28,106	4.0	42,159	6.0
Tier I (core) capital (to adjusted assets)(1)	102,194	8.06	50,692	4.0	63,365	5.0
Tangible capital (to tangible assets)(1)	102,194	8.06	19,009	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $1.3 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $702.6 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk continues to be market interest rate volatility and its potential impact on net interest income and net interest margin resulting from changes in interest rates. We monitor our interest rate risk on at least a quarterly basis. Our operations do not subject us to foreign exchange or commodity price risk and we do not own any trading assets. Our real estate loan portfolio is concentrated primarily within California making us subject to the risk associated with the local economy. Though our balance sheet has significantly grown since December 31, 2002, we believe there has been no material change in our asset and liability management process and our interest rate sensitivity since December 31, 2002. For a complete discussion of our asset and liability management process and our interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002. For a discussion of net interest income volatility projected at December 31, 2002, see page 64 of our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

Our chief executive officer and chief financial officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003 and concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II

Item 1.     Legal Proceedings

We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future. Based on our current assessment of these matters, we do not presently believe that these existing matters, either individually or in the aggregate, are likely to have a material adverse impact on our financial condition, results of operations, cash flows or prospects. However, we will incur legal and related costs concerning litigation and may from time to time determine to settle some or all of the cases, regardless of our assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

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

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Commercial Capital Bancorp held its Annual Meeting of Stockholders on April 29, 2003. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 4, 2003. The following matters were voted upon by the stockholders of the Company at the Annual Meeting:

1.    At the Annual Meeting, the following individuals were elected to serve as directors of the Company for a two year term expiring in 2005 or until their successors are elected and qualified.

	VOTES FOR	WITHHELD AUTHORITY
David S. DePillo	12,557,496	187,350
James G. Brakke	12,743,346	1,500
Robert J. Shackleton	12,741,412	3,434
Barney R. Northcote	12,743,346	1,500

Directors currently serving whose terms expire in 2004:

Stephen H. Gordon

Kenneth A. Barnett

Christopher G. Hagerty

2.    The appointment of KPMG LLP as independent auditors of the Company for the year ended December 31, 2003 was ratified at the 2003 Annual Meeting of Shareholders by the following:

FOR: 12,566,963	AGAINST: 44,015	ABSTAIN: 3,868

Item 5.     Other Information.

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)
3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)
4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)
4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)
4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)
4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)
10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)
10.2	Second Amended and Restated Warehousing Credit and Security Agreement between Financial Institutional Partners Mortgage Corporation and Residential Funding Corporation dated as of August 31, 2002. (1)
10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)
10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

EXHIBIT NO	DESCRIPTION
10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(5)
10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(6)
10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)
10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002. (1)
10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002. (1)
10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)
10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002. (1)
10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002. (1)
10.13	Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)
10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (7) (8)
10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (7) (8)
10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (7) (8)
10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (9)
10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (10)
11	Statement re: computation of per share earnings. (See Note 2 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)
31.1	Section 302 Certification by the Chief Executive Officer filed herewith.
31.2	Section 302 Certification by the Chief Financial Officer filed herewith.
32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(3)	Each of us and the Bank has entered into substantially identical agreements with Mr. DePillo.

(4)	Incorporated by reference from the Form 10-Q for the quarter ending March 31, 2003 filed with the SEC on May 14, 2003.

(5)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(6)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(7)	The Bank has entered into substantially identical agreements with Messrs. DePillo and Hagerty with the only differences being the amounts paid under each agreement. On November 26, 2002 the Bank entered into substantially identical agreements with Messrs. Sanchez and Walsh, with the only differences being the amounts paid under each agreement.

(8)	CCM, formerly Financial Institutional Partners Mortgage Corporation, has entered into a substantially similar agreement with Mr. Williams, with the only differences being the amounts paid under each agreement.

(9)	We have entered into substantially identical agreements with each of our directors.

(10)	The Bank has entered into substantially identical agreements with each of its directors.

(b)	Reports filed on Form 8-K.

1.	Report on Form 8-K dated June 30, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company will host conference call and webcast highlighting second quarter 2003 earnings on July 28.

2.	Report on Form 8-K dated June 20, 2003. The report included on Item 5 of Form 8-K a press release announcing that the Company is the third largest originator of multi-family loans in California.

3.	Report on Form 8-K dated June 18, 2003. The report included on Item 5 of Form 8-K a press release announcing that Don Salka joined its bank subsidiary, Commercial Capital Bank, in the position of Loan Director.

4.	Report on Form 8-K dated June 18, 2003. The report included on Item 5 of Form 8-K a press release announcing that the Company will be included in the Russell 2000 Index, when it is reconstituted on June 30, 2003.

5.	Report on Form 8-K dated June 9, 2003. The report included on Item 5 of Form 8-K a press release announcing that the Company was ranked in top ten for performance by SNL Financial’s ThriftInvestor.

6.	Report on Form 8-K dated June 6, 2003. The report included on Item 5 of Form 8-K a press release announcing that the Company’s bank subsidiary, Commercial Capital Bank, was the fastest growing bank in California, over the three years ended March 31, 2003.

7.	Report on Form 8-K dated April 29, 2003. The report included on Item 5 of Form 8-K a presentation, to be used in whole or in part, at the Company’s annual shareholders’ meeting on April 29, 2003, and at subsequent presentations made by executive officers of Company throughout the fiscal quarter ended June 30, 2003.

8.	Report on Form 8-K dated April 28, 2003. The report included on Item 9 of Form 8-K a press release announcing the Company’s earnings for the quarter ended March 31, 2003.

9.	Report on Form 8-K dated April 11, 2003. The report included on Item 9 of Form 8-K a press release announcing that it will be releasing its first quarter 2003 earnings and hosting a conference call with respect thereto on April 28, 2003.

10.	Report on Form 8-K dated April 9, 2003. The report included on Item 5 of Form 8-K a press release announcing that the Company’s mortgage banking subsidiary has been renamed from Financial Institutional Partners Mortgage Corporation to Commercial Capital Mortgage, Inc.

11.	Report on Form 8-K dated April 3, 2003. The report included on Item 9 of Form 8-K a press release announcing the realignment of its lending operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive Officer

August 13, 2003

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

August 13, 2003