Form 10-Q
period 2003-09-30
COMMERCIAL CAPITAL BANCORP INC
filed 2003-11-14
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

Yes ☒    No ☐

Number of shares of common stock outstanding as of November 7, 2003: 22,435,786

PART I

Item 1.	Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,516	$2,907
Restricted cash	831	501
Federal funds sold	20,500	—

	28,847	3,408
Securities available-for-sale	448,960	308,032
Securities held-to-maturity, at amortized cost (fair value of $0 and $2,220)	—	2,042
Federal Home Loan Bank stock, at cost	35,395	15,701
Loans, net of allowance for loan losses of $3,938 and $2,716	857,088	469,186
Loans held-for-sale	26,514	18,338
Premises and equipment, net	1,400	976
Accrued interest receivable	5,514	3,543
Goodwill	13,035	13,035
Bank-owned life insurance	17,774	8,460
Other assets	15,061	6,748

	$1,449,588	$849,469

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$8,827	$5,606
Interest-bearing:
Money market accounts	312,501	176,194
Savings accounts	2,365	2,109
NOW accounts	858	1,299
Certificate accounts	241,859	127,071

Total deposits	566,410	312,279
Securities sold under agreements to repurchase	—	110,993
Advances from Federal Home Loan Bank	686,562	289,139
Warehouse line of credit	26,512	16,866
Trust Preferred Securities	42,500	35,000
Deposits held in trust	831	501
Accrued interest payable and other liabilities	30,671	7,088

Total liabilities	1,353,486	771,866
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.00067 par value. Authorized 100,000,000 shares; issued and outstanding 22,394,899 and 20,968,287 shares	15	14
Additional paid-in capital	72,238	64,436
Deferred compensation	—	(416)
Retained earnings	24,263	9,992
Accumulated other comprehensive gain (loss)	(414)	3,577

Total stockholders’ equity	96,102	77,603

	$1,449,588	$849,469

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Interest income on:
Loans	$11,425	$6,731	$30,285	$17,651
Securities	5,273	3,818	15,570	9,073
FHLB stock	345	155	858	385
Federal funds sold and interest-bearing deposits in other banks	17	15	36	52

Total interest income	17,060	10,719	46,749	27,161

Interest expense on:
Deposits	2,676	2,119	7,219	4,516
Advances from Federal Home Loan Bank	2,941	1,674	7,613	4,345
Warehouse line of credit	121	252	775	904
Trust Preferred Securities	438	513	1,342	1,291
Securities sold under agreements to repurchase	76	528	929	1,457

Total interest expense	6,252	5,086	17,878	12,513

Net interest income	10,808	5,633	28,871	14,648
Provision for loan losses	—	437	1,286	1,251

Net interest income after provision for loan losses	10,808	5,196	27,585	13,397

Noninterest income:
Gain on sale of loans	198	1,096	1,744	2,982
Mortgage banking fees	244	127	604	386
Banking and servicing fees	335	109	913	244
Trust fees	88	52	279	136
Bank-owned life insurance	213	85	465	158
Securities brokerage fees	13	464	171	464
Gain on sale of securities	395	574	3,559	630

	1,486	2,507	7,735	5,000

Noninterest expenses:
Compensation and benefits	2,019	1,589	5,650	3,704
Severance	—	—	671	—
Non-cash stock compensation	—	35	353	104
Occupancy and equipment	363	320	992	850
Professional and consulting	149	188	663	361
Marketing	216	294	570	572
Data processing	87	75	276	204
Insurance premiums	134	75	329	170
Loss on early extinguishment of debt	320	508	1,243	508
Other	419	299	1,079	942

	3,707	3,383	11,826	7,415

Income before income tax expense	8,587	4,320	23,494	10,982
Income tax expense	3,230	1,696	9,223	4,481

Net income	$5,357	$2,624	$14,271	$6,501

Basic earnings per share	$0.24	$0.20	$0.65	$0.48
Diluted earnings per share	0.23	0.18	0.62	0.45

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

For the Nine Months ended September 30, 2003

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2002	20,968	$14	$64,436	$(416)	$9,992	$3,577	$77,603
Comprehensive income:
Net income	—	—	—	—	14,271	—	14,271
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	(3,991)	(3,991)

Total comprehensive income							10,280
Issuance of common stock, net of costs	563	—	2,790	—	—	—	2,790
Exercise of stock options	864	1	4,445	—	—	—	4,446
Amortization of deferred compensation– restricted stock awards, net of recapture of unvested restricted stock awards	—	—	(160)	416	—	—	256
Tax benefit from restricted stock awards	—	—	727	—	—	—	727

Balance, September 30, 2003	22,395	$15	$72,238	$—	$24,263	$(414)	$96,102

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$14,271	$6,501
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,622	1,004
Stock compensation expense	353	104
Stock dividend from FHLB	(858)	(385)
Bank owned life insurance income	(465)	(158)
Deferred taxes	2,883	(818)
Provision for loan losses	1,286	1,251
Gain on sale of securities	(3,559)	(630)
Gain on sale of loans	(1,744)	(2,982)
Loss on early extinguishment of debt	1,243	508
Origination of loans held-for-sale, net of principal payments	(134,479)	(240,486)
Proceeds from sales of loans held-for-sale	128,051	254,932
Increase in accrued interest receivable and other assets	(10,284)	(2,205)
Increase (decrease) in deposits held in trust, accrued interest payable and other liabilities	(1,021)	2,244
Other, net	(127)	(2,582)

Net cash provided by (used in) operating activities	(1,828)	16,298

Cash flows from investing activities:
Purchases of securities available-for-sale	(510,179)	(223,216)
Proceeds from sales of securities available-for-sale	260,054	87,892
Proceeds from maturities and repayments of securities	128,596	25,280
Purchases of securities held to maturity	—	(2,053)
Proceeds from sales of securities held to maturity	2,304	—
Purchases of Federal Home Loan Bank stock	(19,028)	(4,168)
Proceeds from sales of loans	—	3,306
Origination and purchase of loans, net of principal payments	(389,868)	(222,235)
Purchase of leasehold improvements and equipment	(704)	(707)
Purchase of Bank-owned life insurance	(8,851)	(5,860)

Net cash used in investing activities	(537,676)	(341,761)

Cash flows from financing activities:
Net increase in deposits	254,131	209,734
Net increase (decrease) in securities sold under agreements to repurchase	(110,993)	20,693
Proceeds from Federal Home Loan Bank advances	522,679	191,500
Repayment of Federal Home Loan Bank advances	(125,256)	(106,758)
Increase (decrease) in warehouse lines of credit	9,646	(19,332)
Issuance of Trust Preferred Securities	7,500	20,000
Common stock issued	2,790	1,232
Common stock purchased	—	(357)
Exercise of stock options	4,446	—

Net cash provided by financing activities	564,943	316,712

Net increase (decrease) in cash and cash equivalents	25,439	(8,751)
Cash and cash equivalents:
Beginning of period	3,408	37,514

End of period	$28,847	$28,763

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$17,788	$12,049
Income taxes	6,998	5,201
Noncash activity: Securities purchase commitment	24,934	—

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

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

(2)	Earnings Per Share

Information used to calculate earnings per share for the three months and nine months ended September 2003 and 2002 was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income	$5,357	$2,624	$14,271	$6,501
Weighted average shares:
Basic weighted average number of common shares outstanding	22,206,876	13,447,302	21,848,277	13,416,709
Dilutive effect of stock options	1,470,601	1,041,898	1,259,545	877,055

Diluted weighted average number of common shares outstanding	23,677,477	14,489,200	23,107,822	14,293,764

Net income per common share:
Basic	$0.24	$0.20	$0.65	$0.48
Diluted	0.23	0.18	0.62	0.45

A total of 562,500 shares were issued on January 9, 2003 pursuant to the exercise of an over-allotment option granted to the underwriters of the Company’s initial public offering in December 2002 and the Company received an additional $2.8 million of proceeds, net of underwriting commissions and offering costs.

A three-for-two stock split took effect on September 29, 2003. Prior period financial information has been adjusted to reflect this stock split.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$5,357	$2,624	$14,271	$6,501
Add: Stock-based compensation expense included in reported net income, net of tax	—	20	205	60
Less: Total stock-based compensation expense under the fair value method, net of tax	(135)	(103)	(508)	(276)

Net income, pro forma	$5,222	$2,541	$13,968	$6,285
Basic earnings per share
As reported	$0.24	$0.20	$0.65	$0.48
Pro forma	0.24	0.19	0.64	0.47
Diluted earnings per share
As reported	0.23	0.18	0.62	0.45
Pro forma	0.22	0.18	0.60	0.44

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)	Operating Segments

The Company’s primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. The “all other” category reflects the results of operations and total assets of the parent company only and ComCap for the three and nine months ended September 30, 2003, and the three months ended September 30, 2002. For the nine months ended September 30, 2002, the results of operations of ComCap are included subsequent to its acquisition by the Company on July 1, 2002. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank has purchased loans from CCM on an arm’s-length basis and the gain on sale of loans recorded by CCM is eliminated upon consolidation. The Bank reimburses CCM and the parent company for actual expenses incurred by CCM and the parent company on the Bank’s behalf. Financial highlights by line of business were as follows:

	Three Months ended September 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$10,046	440	$(403)	$725	$10,808
Noninterest income—external	1,278	195	13	—	1,486
Noninterest income—intercompany	124	152	—	(276)	—
Noninterest expense	2,906	145	777	(121)	3,707
Income taxes	3,202	277	(489)	240	3,230

Net income	$5,340	$365	$(678)	$330	$5,357

Total assets	$1,422,929	$32,384	$140,818	$(146,543)	$1,449,588

	Three Months ended September 30, 2002
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$4,535	$944	$(452)	$169	$5,196
Noninterest income—external	777	1,266	464	—	2,507
Noninterest income—intercompany	—	953	—	(953)	—
Noninterest expense	2,337	654	362	30	3,383
Income taxes	1,127	1,060	(148)	(343)	1,696

Net income	$1,848	$1,449	$(202)	$(471)	$2,624

Total assets	$650,024	$102,917	$81,288	$(81,270)	$752,959

	Nine Months ended September 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$24,807	$2,396	$(1,223)	$1,605	$27,585
Noninterest income—external	4,740	2,719	276	—	7,735
Noninterest income—intercompany	245	2,571	—	(2,816)	—
Noninterest expense	8,049	1,789	2,363	(375)	11,826
Income taxes	8,459	2,503	(1,388)	(351)	9,223

Net income	$13,284	$3,394	$(1,922)	$(485)	$14,271

Total assets	$1,422,929	$32,384	$140,818	$(146,543)	$1,449,588

	Nine Months ended September 30, 2002
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$11,289	$2,829	$(1,113)	$392	$13,397
Noninterest income—external	1,106	3,430	464	—	5,000
Noninterest income—intercompany	—	2,858	—	(2,858)	—
Noninterest expense	4,860	1,997	526	32	7,415
Income taxes	3,017	3,009	(495)	(1,050)	4,481

Net income	$4,518	$4,111	$(680)	$(1,448)	$6,501

Total assets	$650,024	$102,917	$81,288	$(81,270)	$752,959

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)	Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements, as the trust preferred securities of the Company’s subsidiary trusts will continue to be reported as a liability on the consolidated statements of financial condition.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. In its current form, FIN 46 may require the Company to deconsolidate one or more of its four trust preferred security subsidiaries. On October 9, 2003, the FASB issued FIN 46-6 which delayed the recognition and measurement provisions of FIN 46 for existing variable interest entities to the first interim or annual reporting period ending after December 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

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

General

We are a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”), previously named Financial Institutional Partners Mortgage Corporation, and ComCap Financial Services, Inc. (“ComCap”). During the third quarter of 2003, we formed Commercial Capital Asset Management, Inc., which will provide asset management services to alternative investment funds to be made available to accredited investors.

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

While we continue to expand our mortgage banking operations, during 2001 we also emphasized growth of the Bank’s balance sheet and during 2002 we increased our emphasis on growing our deposit relationships and increasing our commercial focus. To further support our growth strategy, in December 2002, we completed the initial public offering of our common stock and raised net proceeds of $35.8 million. In January 2003, we issued additional common stock pursuant to the exercise of an over-allotment option granted to our underwriters which raised additional proceeds of $2.8 million.

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

In September 2003, the Bank opened a banking office in La Jolla, California. The new banking office will serve our existing concentration of franchise relationships in San Diego County, the third most populous county in California, behind Los Angeles and Orange counties. We have an established market presence in San Diego County, having already originated and funded over $215 million of multi-family and commercial real estate loans and gathered approximately $23 million in deposits at September 30, 2003.

A three-for-two stock split took effect on September 29, 2003. Prior period financial information has been adjusted to reflect this stock split.

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

Operating Segments

Our primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. For total assets and statement of operations information on our primary operating segments as of and for the three and nine months ended September 30, 2003 and 2002, see Note 4 of our Unaudited Consolidated Financial Statements included in Item 1 hereof.

Changes in Financial Condition

General.    Total assets increased 71% from $849.5 million at December 31, 2002 to $1.45 billion at September 30, 2003. The growth in total assets is due to a number of factors. Loans held for investment, net of the allowance for loan losses, increased by $387.9 million as we retained a larger amount of originated loans during the first nine months of 2003. In addition, our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, increased by $138.9 million during the first nine months of 2003. Total deposits have grown 81% from $312.3 million at December 31, 2002 to $566.4 million at September 30, 2003. Borrowings, including FHLB advances, reverse repurchase agreements, warehouse lines of credit and trust preferred securities, also increased by $303.6 million during the first nine months of 2003. This growth has been supported by retained earnings and the issuance of common stock in our initial public offering in December 2002 and following the exercise of the over allotment option by our underwriters in January 2003.

Our balance sheet management strategies during the third quarter of 2003 included a transition of our mortgage-backed securities portfolio, which decreased by $132.2 million during the three months ended September 30, 2003 from sales and cash flows received on these securities, into our higher-yielding multi-family and commercial real estate loans, which increased by $159.9 million during the three months ended September 30, 2003. This transition in our balance sheet resulted in lower balance sheet growth than experienced in prior quarters. The effects of this transition is also reflected in the Company’s average assets of $1.36 billion for the third quarter of 2003, compared to ending total assets at September 30, 2003 and June 30, 2003 of $1.45 billion and $1.41 billion, respectively, since the majority of the reduction in securities occurred early in the third quarter, while the funding of the loans occurred over time throughout the quarter. We believe total assets will continue to grow as we intend to continue to retain the vast majority of our multi-family and commercial real estate loan originations, while maintaining approximately the same percentage mix of loans held for investment and investment securities that existed at September 30, 2003.

Cash and Cash Equivalents.    Cash and cash equivalents (consisting of cash and due from banks, restricted cash and federal funds sold) amounted to $3.4 million at December 31, 2002 and $28.8 million at September 30, 2003. We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities. See “– Liquidity and Capital Resources.”

Securities.    We increased our securities portfolio during the first nine months of 2003 through the purchase of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as GNMA, FHLMC and FNMA. During the three months ended September 30, 2003, our securities portfolio declined by $132.2 million as we reinvested proceeds from the sales and cash flows received from these securities into our multi-family and commercial real estate loans. We invest in these securities as a means to enhance our returns as well as to manage our liquidity and capital. Our securities portfolio amounted to $310.1 million, or 36.5%, of our total assets at December 31, 2002 and $449.0 million, or 31.0% of our total assets at September 30, 2003. At December 31, 2002 and September 30, 2003, all of our securities consisted of mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises, except for a $101,000 investment in a U.S. government security. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. At September 30, 2003, all of our securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2003, our securities had an aggregate of $711,000 of unrealized losses.

Net Loans Held for Investment.    Net loans held for investment increased 83% from $469.2 million at December 31, 2002 to $857.1 million at September 30, 2003. The realignment of our lending operations in April 2003 resulted in the Bank becoming the originator of most of our loans, and enabled the Bank to hold a significantly increased percentage of our core loan originations. We retained for investment a record $221.8 million, or 91%, of our core loan originations for the three months ended September 30, 2003, compared to $87.1 million, or 51%, for the third quarter of 2002. For the nine months ended September 30, 2003, we retained for investment a record $510.7 million, or 75%, of our core loan originations compared to $256.1 million, or 52%, for the nine months ended September 30, 2002. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae DUS lender, and our other broker and conduit channels. As a result of the previously discussed realignment of our lending operations, we anticipate retaining a greater percentage of our core loan originations than we were able to prior to the realignment since the Bank was limited by federal regulations to purchasing less than 50% of CCM’s loan production. CCM continues to actively maintain and utilize its independent, third-party provided, warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for reasons which may include the Bank’s loans to one borrower limits, capital constraints, geographic concentrations or for other reasons as determined by management.

Our average loan size for both the multi-family and commercial real estate loans held for investment portfolios at September 30, 2003 was $1.3 million and $1.2 million, respectively.

Loan Originations.    Our consolidated loan originations during the third quarter of 2003 totaled a record $331.4 million, primarily consisting of multi-family and commercial real estate loans, compared to $189.3 million for the third quarter of 2002. Our loan originations increased 44% to a record $805.5 million during the nine-month period ended September 30, 2003, from $560.5 million for the nine-month period ended September 30, 2002. It is our belief that our loan origination volumes are driven by the continued maturation of our franchise and less a result of the interest rate environment and should exceed $1 billion for the year ended 2003. Our core loan originations pipeline was a record $270 million at September 30, 2003.

Deposits.    Total deposits increased from $312.3 million at December 31, 2002 to $566.4 million at September 30, 2003. Our emphasis continues to be gathering transaction accounts (i.e., savings accounts, money market accounts, negotiable order of withdrawal, or NOW, accounts and demand deposits), particularly money market accounts. At September 30, 2003, transaction accounts amounted to $324.6 million, or 57.3% of total deposits, as compared to $185.2 million, or 59.3% of total deposits, at December 31, 2002. The remaining amount of our deposits are comprised of certificates of deposit.

Borrowings.    Another primary source of funds are borrowings, primarily FHLB advances, securities sold under agreements to repurchase, warehouse lines of credit and trust preferred securities. Total borrowings amounted to $452.0 million at December 31, 2002 compared to $755.6 million at September 30, 2003.

Advances from the FHLB of San Francisco amounted to $289.1 million at December 31, 2002 and $686.6 million at September 30, 2003. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We utilize FHLB of San Francisco advances as a funding source for our banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage our interest rate risk by extending duration with this low cost funding source.

Reverse repurchase agreements amounted to $111.0 million at December 31, 2002 compared to zero at September 30, 2003. The decline in reverse repurchase agreements reflects our desire to replace these short-term liabilities with longer-term deposits and advances from the FHLB of San Francisco. CCM’s mortgage banking operations are funded by a warehouse line of credit with an interest rate of one month LIBOR plus 100 basis points. The warehouse line of credit amounted to $16.9 million at December 31, 2002 and $26.5 million at September 30, 2003. The increase in the warehouse line of credit was required to fund the growth in CCM’s loan portfolio during the period. Trust preferred securities amounted to $35.0 million at December 31, 2002 and $42.5 million at September 30, 2003. In September 2003, we issued an additional $7.5 million of trust preferred securities with an interest rate of three month LIBOR plus 290 basis points. The initial interest rate was established at 4.04%. The proceeds from the offering were contributed as capital to the Bank to support further growth.

Stockholders’ Equity.    Stockholders’ equity increased from $77.6 million at December 31, 2002 to $96.1 million at September 30, 2003. The increase in stockholders’ equity reflected the $14.3 million in net income and the $2.8 million of net proceeds from the issuance of additional shares of common stock when the underwriters of our initial public offering exercised their over allotment option in January 2003. In addition, stockholders’ equity increased by $983,000 for the amortization and delivery of restricted stock awards for the nine months ended September 30, 2003 as well as a $4.4 million increase due to the exercise of stock options. These increases in stockholder’s equity were partially offset by a $4.0 million decrease in net unrealized losses on securities, net of taxes.

Results of Operations

General.    Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven by our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as banking, servicing and trust fees. In addition, beginning in the third quarter of 2002, we also began earning brokerage fees from ComCap. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $5.4 million and $14.3 million for the three and nine months ended September 30, 2003, respectively, compared to $2.6 million and $6.5 million for the three and nine months ended September 30, 2002, respectively. As a result of our deploying the proceeds raised in connection with our stock offerings during 2002, and the additional capital raised from our issuance of trust preferred securities in the fourth quarter of 2001 and the first quarter of 2002, as well as retained earnings, we were able to substantially increase our net income for the 2003 periods compared to the 2002 periods. This larger net income reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended September 30, 2003, we reported a return on average assets of 1.58% and a return on average stockholders’ equity of 23.84%, as compared to a return on average assets of 1.45% and a return on average stockholders’ equity of 29.19% for the three months ended September 30, 2002. During the nine months ended September 30, 2003, we reported a return on average assets of 1.58% and return on average stockholders’ equity of 21.88%, as compared to a return on average assets of 1.46% and a return on average stockholders’ equity of 27.08% for the nine months ended September 30, 2002. The lower return on average equity in the 2003 periods compared to the 2002 periods is due to the higher average equity as a result of our initial public offering in December 2002.

Net Interest Income.    Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest earning assets and interest-bearing liabilities. Net interest income totaled $10.8 million and $28.9 million during the three and nine months ended September 30, 2003, respectively, compared to $5.6 million and $14.6 million during the three and nine months ended September 30, 2002, respectively. The significant increase in net interest income in the 2003 periods reflects the substantial increase in interest-earning assets, primarily loans and securities. The increase in our interest earning assets reflects our strategy of growing our loan and securities portfolio through our retention of multifamily and commercial real estate loans and the purchase of mortgage-backed securities. We believe that our loan and securities portfolios will continue to grow which will contribute to higher net interest income during the fourth quarter of 2003.

During the three and nine months ended September 30, 2003, we prepaid $12 million and $62 million, respectively, of fixed rate FHLB advances compared to $31 million during both the three and nine months ended September 30, 2003. These FHLB advances were replaced with lower costing, longer duration, fixed rate FHLB advances. Our net interest margin was 3.32% and 3.33% during the three and nine months ended September 30, 2003, respectively, compared to 3.26% and 3.43% during the three and nine months ended September 30, 2002, respectively. We believe that the net interest margin should be able to be managed in the type of range that we have historically experienced.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information with respect to the Bank is based on average daily balances while certain information with respect to the Company and CCM is based on average month-end balances during the indicated periods.

	Three Months ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$780,855	$11,425	5.85%	$412,128	$6,731	6.53%
Securities(2)	478,124	5,273	4.41	261,292	3,818	5.84
FHLB stock	32,749	345	4.21	10,311	155	6.01
Cash and cash equivalents(3)	11,300	17	0.60	7,234	15	0.83

Total interest-earning assets	1,303,028	17,060	5.24	690,965	10,719	6.21
Noninterest-earning assets	52,240			30,788

Total assets	$1,355,268			$721,753

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$300,680	1,569	2.07	$117,749	931	3.14
Certificates of deposit	244,216	1,107	1.80	180,437	1,188	2.61

Total deposits	544,896	2,676	1.95	298,186	2,119	2.82
Securities sold under agreements to repurchase	26,911	76	1.12	113,917	528	1.84
FHLB advances	623,385	2,941	1.87	197,903	1,674	3.36
Warehouse line of credit	22,421	121	2.14	30,674	252	3.26
Trust preferred securities	35,500	438	4.89	35,000	513	5.82

Total interest-bearing liabilities	1,253,113	6,252	1.98	675,680	5,086	2.99

Noninterest-bearing deposits	8,756			5,350
Other noninterest-bearing liabilities	3,527			4,764

Total liabilities	1,265,396			685,794
Stockholders’ equity	89,872			35,959

Total liabilities and stockholders’ equity	$1,355,268			$721,753

Net interest-earning assets	$49,915			$15,285

Net interest income/interest rate spread		$10,808	3.26%		$5,633	3.22%

Net interest margin			3.32%			3.26%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

	Nine Months ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$674,318	$30,285	5.99%	$352,676	$17,651	6.67%
Securities(2)	448,365	15,570	4.63	201,760	9,073	6.00
FHLB stock	25,415	858	4.50	9,219	385	5.57
Cash and cash equivalents(3)	8,221	36	0.58	6,382	52	1.09

Total interest-earning assets	1,156,319	46,749	5.39	570,037	27,161	6.35
Noninterest-earning assets	47,583			24,406

Total assets	$1,203,902			$594,443

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$254,133	4,281	2.25	$55,420	1,268	3.06
Certificates of deposit	194,622	2,938	2.02	158,925	3,248	2.73

Total deposits	448,755	7,219	2.15	214,345	4,516	2.82
Securities sold under agreements to repurchase	95,153	929	1.31	104,130	1,457	1.87
FHLB advances	481,973	7,613	2.11	164,792	4,345	3.53
Warehouse line of credit	40,767	775	2.54	40,438	904	2.99
Trust preferred securities	35,167	1,342	5.10	28,961	1,291	5.96

Total interest-bearing liabilities	1,101,815	17,878	2.17	552,666	12,513	3.03

Noninterest-bearing deposits	7,916			5,948
Other noninterest-bearing liabilities	7,203			3,820

Total liabilities	1,116,934			562,434
Stockholders’ equity	86,968			32,009

Total liabilities and stockholders’ equity	$1,203,902			$594,443

Net interest-earning assets	$54,504			$17,371

Net interest income/interest rate spread		$28,871	3.22%		$14,648	3.32%

Net interest margin			3.33%			3.43%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

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

	Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(1,799)	$16,090	$(1,657)	$12,634
Securities	(2,073)	11,097	(2,527)	6,497
FHLB stock	(74)	677	(130)	473
Cash and cash equivalents	(24)	15	(7)	(16)

Total net change in income on interest-earning assets	(3,970)	27,879	(4,321)	19,588

Interest-bearing liabilities:
Deposits:
Transaction accounts	(336)	4,548	(1,199)	3,013
Certificates of deposit	(844)	729	(195)	(310)

Total deposits	(1,180)	5,277	(1,394)	2,703

Securities sold under agreements to repurchase	(436)	(126)	34	(528)
FHLB advances	(1,750)	8,374	(3,356)	3,268
Warehouse line of credit	(136)	7	—	(129)
Trust preferred securities	(186)	277	(40)	51

Total net change in expense on interest-bearing liabilities	(3,688)	13,809	(4,756)	5,365

Change in net interest income	$(282)	$14,070	$435	$14,223

Interest Income.    Total interest income amounted to $17.1 million and $46.7 million for the three and nine months ended September 30, 2003, respectively, compared to $10.7 million and $27.2 million for the three and nine months ended September 30, 2002, respectively. The increase in interest income in the 2003 periods reflects the substantial increases in interest-earning assets, primarily loans and securities.

Interest income on loans totaled $11.4 million and $30.3 million for the three and nine months ended September 30, 2003, respectively, compared to $6.7 million and $17.7 million for the three and nine months ended September 30, 2002, respectively. The increase in interest for the 2003 periods reflects the increase in our average balance of loans receivable, resulting from our ability to retain a larger amount of its loan originations during such periods. We retained a record $221.8 million and $510.7 million of core loan originations during the three and nine months ended September 30, 2003, respectively, and $87.1 million and $256.1 million of loans during the three and nine months ended September 30, 2002, respectively, consisting primarily of loans secured by multi-family residential properties. The average yield earned on our loans receivable amounted to 5.85% and 5.99% during the three and nine months ended September 30, 2003, respectively, compared to 6.53% and 6.67% during the three and nine months ended September 30, 2002, respectively. The decline in the average yield reflected the overall decrease in market interest rates during such period.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $5.6 million and $16.5 million for the three and nine months ended September 30, 2003, respectively, compared to $4.0 million and $9.5 million for the three and nine months ended September 30, 2002, respectively. The effect on interest income of the increase in the average balance of securities during the 2003 periods compared to the 2002 periods was partially offset by a decrease in the average yield earned on such assets during these periods. The decrease in the average yield during the 2003 periods compared to the 2002 periods was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during such periods. As a result, the average yield earned on securities and other interest-earning assets declined from 5.72% and 5.83% for the three and nine months ended September 30, 2002, respectively, to 4.32% and 4.55% for the three and nine months ended September 30, 2003.

Interest Expense.    Total interest expense was $6.3 million and $17.9 million for the three and nine months ended September 30, 2003, respectively, compared to $5.1 million and $12.5 million for the three and nine months ended September 30, 2002, respectively. Our interest expense increased significantly due to the funding requirements for our balance sheet growth.

Interest expense on deposits totaled $2.7 million and $7.2 million during the three and nine months ended September 30, 2003, respectively, compared to $2.1 million and $4.5 million during the three and nine months ended September 30, 2002, respectively. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market interest rates during such periods. The average rate paid on interest-bearing deposits declined to 1.95% and 2.15% for the three and nine months ended September 30, 2003, respectively, from 2.82% for both the three and nine months ended September 30, 2002, respectively.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, the warehouse line of credit and trust preferred securities, amounted to $3.6 million and $10.7 million for the three and nine months ended September 30, 2003, respectively, compared to $3.0 million and $8.0 million for the three and nine months ended September 30, 2002. The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods. As discussed previously, we continued to lengthen the duration of our borrowings starting in 2002 through the first nine months of 2003 partially through the prepayment of an aggregate of $62 million in fixed rate FHLB advances and replacing them with lower costing, longer duration FHLB advances. The average rate paid on borrowings declined from 3.12% and 3.16% for the three and nine months ended September 30, 2002, respectively, to 2.00% and 2.18% for the three and nine months ended September 30, 2003, respectively.

Asset Quality and the Provision for Loan Losses.    At September 30, 2003, we had one nonperforming business loan with an outstanding principal balance of $175,000, which is our only nonperforming asset and impaired loan. This loan has been restructured and is performing in accordance with its revised terms. Nonperforming assets represented 0.01% of total assets at September 30, 2003. During the third quarter of 2003, we charged-off a business line of credit totaling $64,000. No multifamily or commercial real estate loan is more than 30 days past due at September 30, 2003. At September 30, 2003, our multi-family real estate loans held for investment, at origination, had a weighted average loan to value ratio of 68.5%, and a weighted average debt coverage ratio of 1.29, and commercial real estate loans, at origination, had a weighted average loan to value ratio of 65.2%, and a weighted average debt coverage ratio of 1.40.

We recorded provisions for loan losses of $1.3 million for both the nine months ended September 30, 2003 and 2002. We completed our comprehensive asset quality review during the third quarter of 2003 based on our enhanced asset classification process and used this current information to calculate the allowance for loan losses based on, among other qualitative and quantitative factors, updated industry and peer comparison data. This comprehensive review indicated that a provision for loan losses for the third quarter of 2003 was not required and that the allowance for loan losses is adequate to cover potential losses inherent in the loan portfolio. During the third quarter of 2002 we recorded a provision of $437,000. Future additions to the allowance for loan losses may be required as a result of the factors described below.

We establish the allowance for loan losses commencing with the credit quality and historical performance of our multi-family and commercial real estate loan portfolio, which accounts for 98% of the loan portfolio at September 30, 2003, and has not resulted in any delinquencies more than one payment past due, non-performing loans, adverse classifications or losses. Our overall asset quality remained sound, as supported by our internal risk rating process. The multi-family and commercial real estate loan portfolio is more seasoned and continues to be subjected to a comprehensive asset quality review and asset classification process. We establish the allowance for loan losses based on the analysis of the overall asset quality of the loan portfolio, qualitative environmental risk factors and peer analysis.

The allowance for loan losses is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. We utilize a loan grading system with five classification categories, including assets classified as Pass which is further divided into four classifications, based upon credit risk characteristics and we categorize each loan asset by risk grade allowing for a more consistent review of similar loan assets. We also evaluate the loss exposure of classified loans, which are also reviewed individually based on the evaluation of the cash flow, collateral, other sources of repayment, guarantors and any other relevant factors to determine the inherent loss potential in the credit.

We consider the following qualitative environmental factors in determining the allocated loss factors when analyzing the allowance for loan losses: the levels of and trends in past due, non-accrual and impaired loans; levels of and trends in charge-offs and recoveries; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

The overall adequacy of the allowance for loan losses is reviewed by the Bank’s Internal Asset Review Committee on a quarterly basis and submitted to the Board of Directors for approval. The Internal Asset Review Committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific allocations for all classified loans.

In evaluating multi-family loans which compromise 89% of our loan portfolio at September 30, 2003, we previously had provided 50 basis points for potential loan losses for each multi-family loan. This amount was established over five years ago when management was looking to establish a de novo financial institution prior to its acquisition of what is now the Bank. Given the lack of a seasoned loan portfolio, managment used a five-year moving average of its peer group statistics, which included experience during a recessionary period. We believe a couple of fundamental changes have occurred since the original determination of a 50 basis points provision for multi-family loans. First, our experience originating multi-family loans has resulted in no losses and our peer group has experienced negligible charge-offs. Second, we enhanced our asset quality review system during 2002 which is not a new system to management since it is based on the asset quality system used at Home Savings of America (H.F. Ahmanson), augmented with additional market data that was not available at that time. In 2003, we requested updated financial information on our multi-family loans outstanding during 2002 and completed the reclassification of its multi-family loans based on this updated financial information during the third quarter of 2003. We stratified our multi-family assets subject to unique grading across a relative risk range using the four category Pass grading system and determined that at September 30, 2003, approximately 41% of these assets were in the Pass 2 category, which is our best possible category for a non-cash secured loan, approximately 43% in the Pass 3 category and approximately 16% in the Pass 4 category. Using industry statistics for the past ten years, we calculated 37.6 basis points as a target for the multi-family portfolio.

The allowance requirement for multi-family loans could be different in the future as the mix and grading changes each quarter and as our peer group statistics change. We initially include new loans $1.0 million and over in the Pass 4 classification, which is assigned a 50 basis points allowance requirement and is subsequently regraded in the following month. We use peer group statistics, including OTS data on a nationwide and local basis, since we have not experienced any losses in its own portfolio. Provision levels may also be influenced by mix and grading changes quarter over quarter. We also review economic indicators and environmental factors on a quarterly basis, which can change the allowance requirement for multi-family loans.

Management believes that its allowance for loan losses at September 30, 2003 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our multi-family residential and commercial loan portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income.    The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$198	$1,096	$1,744	$2,982
Mortgage banking fees, net	244	127	604	386
Banking and servicing fees	335	109	913	244
Trust fees	88	52	279	136
Bank-owned life insurance	213	85	465	158
Securities brokerage fees	13	464	171	464
Gain on sale of securities	395	574	3,559	630

Total noninterest income	$1,486	$2,507	$7,735	$5,000

Total noninterest income was $7.7 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively. Our noninterest income amounted to 8.0% and 14.2% of total revenues (which is comprised of total interest income and total noninterest income) during the three and nine months ended September 30, 2003, respectively, as compared to 19.0% and 15.5% during the three and nine months ended September 30, 2002, respectively. As we continue to benefit from retaining a significantly increased percentage of our originations as loans held for investment, the ratio of noninterest income to total revenue continues to decline as a result of interest income becoming a significantly larger component of our revenues and the decrease in revenue from the gain on sale of loans and securities. A significant portion of our noninterest income is derived from our mortgage banking activities. Income earned from our mortgage banking operations is considered recurring core income for us and consists of cash gains on sales of loans, which are generally sold at a premium in excess of 1.0% of the loan amount, and mortgage banking fees (i.e., fees received on the conduit and brokered loan originations less commissions paid to our loan agents).

Total noninterest income decreased by $1.0 million, or 41%, during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, primarily due to a reduction in the gain on sale of loans and securities brokerage fees, partially offset by increases in mortgage banking fees, banking and servicing fees and bank-owned life insurance income. The decline in gain on sale of loans reflects our decision to retain more of our originations which was made possible with the realignment of our loan origination function on April 1, 2003. The decline in securities brokerage fees reflects a reduction in transaction volume generated by our clients. Higher mortgage banking fees reflects larger volume of loan originations through broker and conduit channels for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans. The increase in bank-owned life insurance income reflects the purchase of additional insurance policies during 2003.

Total noninterest income increased by $2.7 million, or 55%, during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily due to the larger gain on sale of securities, higher banking and servicing fees, higher bank-owned life insurance income partially offset by a decline in gain on sale of loans and securities brokerage fees. The decline in gain on sale of loans reflects our decision to retain more of our originations which was made possible with the realignment of our loan origination function in April 2003. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans. The increase in bank-owned life insurance income reflects the purchase of additional insurance policies during 2003. Also, contributing to the increase in noninterest income was a $218,000 increase in mortgage banking fees and a $143,000 increase in trust fees during the nine months ended September 30, 2003, as compared to the same period in 2002.

Noninterest Expenses.    The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$2,019	$1,589	$5,650	$3,704
Severance	—	—	671	—
Non-cash stock compensation	—	35	353	104
Occupancy and equipment	363	320	992	850
Professional and consulting	149	188	663	361
Marketing	216	294	570	572
Data processing	87	75	276	204
Insurance premiums	134	75	329	170
Early extinguishment of debt	320	508	1,243	508
Other	419	299	1,079	942

Total noninterest expenses	$3,707	$3,383	$11,826	$7,415

Total noninterest expenses increased by $324,000, or 10%, during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, and increased by $4.4 million, or 59%, during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

The increases in the 2003 periods compared to the 2002 periods is primarily due to higher compensation-related costs, professional fees and losses associated with the early extinguishment of debt. The increase in compensation and benefits costs is due to the hiring of additional personnel to support our growth, including the opening of the Rancho Santa Margarita branch during the third quarter of 2002 and the La Jolla branch in the third quarter of 2003. The higher non-cash stock compensation during the 2003 periods compared to the 2002 periods is due to the accelerated amortization of the restricted stock awards resulting from our initial public offering in December 2002. During the first and second quarters of 2003, we incurred $430,000 and $241,000, respectively, in severance costs associated with the departure of an executive officer during each quarter.

The increase in professional costs during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, is primarily due to higher legal and auditing costs after becoming a public company in December 2002. Noninterest expenses during the three months and nine months ended September 30, 2003 includes $320,000 and $1.2 million, respectively, in losses associated with the early extinguishment of FHLB advances compared to $508,000 for both the three and nine months ended September 30, 2002. Gains with respect to the sale of mortgage-backed securities offset the loss on extinguishment of such FHLB advances. In connection with the prepayment of such FHLB advances, the Bank entered into new FHLB advances with both lower rates and longer maturities.

Notwithstanding the foregoing, we have improved our operating efficiency as evidenced by our efficiency ratio, which declined from 35.32% and 35.15% for the three and nine months ended September 30, 2002, respectively, to 27.55% and 28.91% for the three and nine months ended September 30, 2003, respectively. Our efficiency ratio is defined as general and administrative expenses as a percentage of net interest income and noninterest income. We believe that our efficiency ratio will continue to decline as the total of net interest income and noninterest income continues to increase, which should more than compensate for noninterest expense growth.

Income Taxes.    We recognized $3.2 million and $9.2 million of income tax expense during the three and nine months ended September 30, 2003, respectively, compared to $1.7 million and $4.5 million of income tax expense during the three and nine months ended September 30, 2002, respectively. Our effective tax rate was 37.6% for the three months ended September 30, 2003 compared to 39.3% for the three months ended September 30, 2002 and 39.3% for the nine months ended September 30, 2003 compared to 40.8% for the nine months ended September 30, 2002. The decline in our effective tax rate includes the realization of tax benefits from certain multi-family and commercial real estate loans located in California Enterprise Zones, as well as recognition of affordable housing tax credits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At September 30, 2003, the Bank had $51.3 million in available FHLB borrowing capacity, and $117.8 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values and the Bank may in the future securitize a portion of its loans. At September 30, 2003, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase loans of $75.3 million and to purchase $24.9 million of securities. Certificates of deposit which are scheduled to mature within one year totaled $137.1 million at September 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $117.0 million at such date.

Liquidity management at CCM focuses on CCM’s ability to generate sufficient cash to fund its loan commitments, to make principal and interest payments with respect to outstanding borrowings and to pay its operating expenses. CCM’s need for liquidity is affected by the level of its loan commitments and loan demand, its ability to sell the loans that it originates and the amount of time CCM holds its loans pending their sale. CCM’s principal sources of liquidity consist of proceeds generated from the sale of loans and its warehouse line of credit. At September 30, 2003, CCM had $73.5 million in available borrowing capacity under its warehouse line of credit. At September 30, 2003, CCM had outstanding commitments to originate loans of $378,000.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses. At September 30, 2003, our annual interest payments with respect to our outstanding trust preferred securities amounted to $2.0 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at the Company, which amounted to $6.6 million at September 30, 2003, including $2.3 million of an unencumbered mortgage-backed security, in addition to dividends from CCM. To the extent that CCM would at some future date lack the capacity to pay dividends to us, we would require dividends from the Bank to satisfy our obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. As of September 30, 2003, after taking into consideration limitations contained in its warehouse line of credit, CCM could pay up to $347,000 in dividends to us. As of such date, the Bank could dividend up to $21.5 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

The Company has issued $42.5 million of trust preferred securities through its four trust subsidiaries. In connection with the issuance of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution.

Capital Resources.    The following table reflects the Bank’s actual levels of regulatory capital as of September 30, 2003 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$120,746	14.04%	$68,777	8.0%	$85,971	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	116,808	13.59	34,388	4.0	51,583	6.0
Tier I (core) capital (to adjusted assets)(1)	116,808	8.28	56,434	4.0	70,542	5.0
Tangible capital (to tangible assets)(1)	116,808	8.28	21,163	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $1.41 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $859.7 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Though the Company relies on a net interest income sensitivity/simulation model to manage its interest rate risk, the Company does monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At September 30, 2003, the Bank’s interest-earning assets which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $152.3 million, or 10.7% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of September 30, 2003, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$8,003	$8,003
Federal funds sold	20,500	—	—	—	20,500
Securities(1)(2)	105,789	112,351	82,834	181,044	482,018
Single-family residential loans(3)	2,382	126	73	173	2,754
Multi-family residential loans(3)	389,932	233,795	130,985	10,284	764,996
Commercial real estate loans(3)	39,243	22,461	19,354	2,629	83,687
Commercial business and consumer loans(3)	10,369	14	7	7	10,397
Other assets(4)	—	—	—	50,574	50,574

Total	568,215	368,747	233,253	252,714	1,422,929

Liabilities:
Certificates of deposit	$137,107	$104,752	$—	$—	$241,859
Demand deposit accounts	—	—	—	9,256	9,256
NOW accounts(5)	429	300	129	—	858
Money market account(5)	160,024	112,016	48,007	—	320,047
Savings accounts(5)	1,182	828	355	—	2,365
FHLB advances(6)	117,170	541,840	340	27,212	686,562
Other liabilities(7)	—	—	—	32,555	32,555

Total	415,912	759,736	48,831	69,023	1,293,502

Excess (deficiency) of total assets over total liabilities	$152,303	$(390,989)	$184,422	$183,691

Cumulative excess (deficiency) of total assets over total liabilities	$152,303	$(238,686)	$(54,264)	$129,427

Cumulative excess (deficiency) of total assets over total liabilities as a percentage of total assets	10.70%	(16.77)%	(3.81)%	9.10%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments.
(2)	Includes FHLB stock.
(3)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan premiums, deferred fees, goodwill, bank owned life insurance, accrued interest receivable and other assets.
(5)	Although the Bank’s negotiable order of withdrawal (“NOW”) accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following allocation of principal balances for NOW accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. If the principal balance for NOW accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $9.3 million, or 0.66% of total assets.
(6)	Adjustable-rate advances are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate advances are included in the periods in which they are scheduled to mature. Balances include the amortization of the remaining purchase accounting adjustment of $1.1 million at September 30, 2003.
(7)	Includes accrued interest payable and other liabilities.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)

4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)

10.2.1	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003.

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(5)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(6)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)

10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002. (1)

10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002. (1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002. (1)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002. (1)

10.13	Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (7)

10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (7)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement date July 23, 2002 for Stephen H. Gordon (7)

10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (7)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 for Stephen H. Gordon. (7)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (8)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (9)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003.

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003.

11	Statement re: computation of per share earnings. (See Note 2 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.

(4)	Incorporated by reference from the Form 10-Q for the quarter ending March 31, 2003 filed with the SEC on May 14, 2003.

(5)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(6)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(7)	The Bank has entered into substantially identical agreements with Messrs. DePillo and Hagerty, with the only differences being the amounts paid under each agreement. On November 26, 2002, the Bank entered into substantially identical agreements with Messrs. Sanchez and Walsh, with the only differences being the amounts paid under each agreement. On August 29, 2003 the Bank entered into substantially identical agreements with Mr. Williams, with the only difference being the amounts paid under the agreement.

(8)	We have entered into substantially identical agreements with each of our directors.

(9)	The Bank has entered into substantially identical agreements with each of its directors.

(b)	Reports filed on Form 8-K.

1.	Report on Form 8-K dated September 30, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company will host conference call and webcast highlighting third quarter 2003 earnings on October 27.

2.	Report on Form 8-K dated September 26, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company issued $7.5 million of trust preferred securities through its newly created subsidiary, CCB Capital Trust IV, and provided guidance on certain performance highlights.

3.	Report on Form 8-K dated September 4, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company’s board of directors have authorized a three-for-two stock split.

4.	Report on Form 8-K dated August 27, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company will be participating in the Roth Capital Partners New York Conference on September 9, 2003.

5.	Report on Form 8-K dated August 19, 2003. The report included on Item 5 of Form 8-K a presentation to be used by executives of the Company, in addition to presentation materials filed on July 28, 2003, in whole or in part, at presentations made by executive officers of the Company in meetings with analysts and investors throughout the fiscal quarter ended September 30, 2003.

6.	Report on Form 8-K dated August 4, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company had entered a strategic relationship with Greystone Servicing Corporation.

7.	Report on Form 8-K dated July 29, 2003. The report included on Item 9 of Form 8-K supplemental information filed pursuant to Regulation FD in conjunction with Commercial Capital Bancorp’s July 28, 2003 earnings conference call with respect to earnings for the second quarter ending June 30, 2003.

8.	Report on Form 8-K dated July 28, 2003. The report included on Item 12 of Form 8-K a copy of the presentation slides used in the July 28, 2003 conference call and multimedia webcast discussing the Company’s second quarter earnings.

9.	Report on Form 8-K dated July 28, 2003. The report included on Item 12 of Form 8-K a press release announcing its earnings for the quarter ended June 30, 2003.

10.	Report on Form 8-K dated July 8, 2003. The report included on Item 9 of Form 8-K a press release announcing the appointment of Robert Williams to the position of Chief Lending Officer of the Company’s bank subsidiary.

11.	Report on Form 8-K dated July 7, 2003. The report included on Item 9 of Form 8-K a press release announcing the formation of a new asset management subsidiary, Commercial Capital Asset Management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive Officer

November 13, 2003

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

November 13, 2003