Form 10-K
period 2003-12-31
COMMERCIAL CAPITAL BANCORP INC
filed 2004-03-12
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒  No  ☐

The aggregate value of the Common Stock of the registrant held by non-affiliates at June 30, 2003 was approximately $159.5 million based on the last closing sales price on a share of Common Stock of $7.75 as of June 30, 2003.

Number of shares of common stock outstanding as of March 5, 2004: 30,080,472

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates portions of its definitive proxy statement for the Annual Meeting of Stockholders for 2004 in Part III.

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

Item 1.    Business.

General

Commercial Capital Bancorp, Inc., a Nevada corporation, is a diversified financial services holding company that provides a variety of lending and deposit products and services to middle market commercial businesses, income property real estate investors, related real estate service companies and professionals. We are one of the largest independent banking organizations headquartered in Orange County, California and, based on the percentage growth in our assets on a quarterly basis over the past 36 months, we have been the fastest growing savings organization in California according to Federal Deposit Insurance Corporation (“FDIC”) data. We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked third in the state in originations of such loans for the year ended December 31, 2003, with an aggregate of 2.87% of total originations. We conduct our operations through Commercial Capital Bank, FSB (the “Bank”), a federally chartered savings bank, Commercial Capital Mortgage, Inc. (“CCM”) (previously named Financial Institutional Partners Mortgage Corporation), a commercial mortgage banking company, and ComCap Financial Services Inc. (“ComCap”), a registered broker dealer. At December 31, 2003, we had consolidated total assets of $1.72 billion, net loans held for investment of $1.05 billion, total deposits of $645.6 million and stockholders’ equity of $102.0 million.

Following the formation of CCM in 1998, our revenues primarily consisted of transaction driven, noninterest sources of income, including cash gains on the sale of loans to third parties. To a lesser extent, CCM also earned net interest income with respect to its loans for the brief period of time that CCM warehoused the loans pending their sale. The funding for CCM’s mortgage banking activities was provided through a warehouse line of credit.

The acquisition of the Bank in December 2000 permitted us to broaden our sources and types of revenue, while at the same time provided us with access to additional sources of funds. The acquisition of the Bank also provided us with the opportunity to acquire a portion of the loans originated by CCM and increase our purchases of mortgage-backed securities, retaining such loans and investments in the Bank’s portfolio and increasing our net interest income. Consequently, the acquisition of the Bank provided us with an ongoing source of recurring spread income to supplement the transaction-driven, noninterest income we were earning with respect to our mortgage banking activities conducted by CCM. The acquisition of the Bank also provided us with alternative product sources for funding our operations, including deposits, securities sold under reverse repurchase agreements, and Federal Home Loan Bank, or FHLB, advances. Our access to transaction deposits is particularly valuable to our business strategy, because such deposits are generally more relationship-driven and less interest rate sensitive. During 2001 we emphasized growth of the Bank’s balance sheet and during 2002 we increased our emphasis on growing our retail franchise and opened a banking office in south Orange County. From November 2001 through March 2002, we issued $35 million in trust preferred securities and contributed the net proceeds to the Bank to support balance sheet growth. To further support our growth strategy, in December 2002, we completed the initial public offering of our common stock and raised net proceeds of $35.8 million. In January 2003, we issued additional common stock pursuant to the exercise of an over-allotment option granted to our underwriters which raised additional proceeds of $2.8 million. During 2003, we issued an additional $17.5 million of trust preferred securities, $7.5 million in September 2003 and $10.0 million in December 2003, with the net proceeds contributed to the Bank to support additional growth.

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

In September 2003, the Bank opened a banking office in La Jolla, California. The new banking office serves our existing client relationships in San Diego County, the third most populous county in California, behind Los Angeles and Orange counties. In December 2003, the Bank announced its plans to open a banking office in Beverly Hills, California which is expected to open during the middle of 2004 and which will serve the most populous county in California. We already have an established market presence in Los Angeles County, having originated and funded approximately $1.7 billion of multi-family and commercial real estate loans and attracted approximately $71 million in deposits at December 31, 2003. During the fourth quarter of 2003, the Bank also formed the Financial Services Group, a new business deposit division within Relationship Banking, which attracted approximately $13.8 million of deposits, predominately transaction accounts, during its first two months of operations.

Recent Developments

On January 27, 2004, the Company announced the signing of an agreement and plan of merger pursuant to which it would acquire Hawthorne Financial, the parent of Hawthorne Savings. In connection with the transaction, the Company would issue 1.9333 shares of CCBI common stock for each share of Hawthorne Financial, which gives effect to our four-for-three stock split on February 20, 2004. The proposed acquisition is subject to shareholder and regulatory approval. Hawthorne Savings, the wholly owned federal savings bank subsidiary of Hawthorne Financial, is headquartered in El Segundo, California, operates 15 branches in Southern California and as of December 31, 2003 had $2.67 billion in assets, $2.15 billion in net loans held for investment, $1.72 billion in deposits and $185.3 million in stockholders’ equity. Based on the closing price of the Company’s stock on January 27, 2004 the transaction is valued at approximately $440 million, excluding the value of any unexercised options and warrants.

Risk Factors

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely impact our growth strategy and prospects.    The Bank relies on deposits, advances from the FHLB of San Francisco and reverse repurchase agreements to fund its operations. The Bank has also historically relied on certificates of deposit, primarily obtained out of our market area. While the Bank has reduced its reliance on certificates of deposit and has been successful in promoting its money market deposit product, jumbo and brokered deposits nevertheless constituted a significant portion of total deposits at December 31, 2003. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Bank would be able to replace such funds at any given point in time were its financial condition or market conditions to change.

CCM relies on a warehouse line of credit to fund its loan originations which renews annually.

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

Changes in the interest rate environment may reduce our profits. We expect that the Bank will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. The Bank is vulnerable to an increase in interest rates because its interest-earning assets generally have longer durations than its interest-bearing liabilities. As a result, material and prolonged increases in interest rates would decrease the Bank’s net interest income. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.    We have grown substantially during the last couple of years. We expect to continue to experience significant growth in the amount of our assets, the level of our deposits, the number of our clients and the scale of our operations. Our future profitability will depend in part on our continued ability to grow and we can give no assurance that we will be able to sustain our historical growth rate or even be able to grow at all.

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

In addition, we intend to grow our deposits and expand our retail banking franchise. Such expansion will require additional capital expenditures and we may not be successful expanding our franchise or in attracting or retaining the personnel we require. Furthermore, various factors such as economic conditions, regulatory and legislative considerations and competition may impede or limit our growth. If we are unable to expand our business as we anticipate, we may be unable to realize any benefit from the investments we have made to support future growth. Alternatively, if we are unable to manage future expansion in our operations, we may have to incur additional expenditures beyond current projections to support such growth.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to service our debt and pay dividends.    We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We currently depend on our cash and liquidity as well as dividends from CCM to pay our operating expenses and interest payments due on our trust preferred securities. No assurance can be made that in the future CCM will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Office of Thrift Supervision, or OTS, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event CCM is unable to pay dividends sufficient to satisfy our obligations and the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations and prospects.

Our allowance for loan losses may not be adequate to cover actual losses.    Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on our prior experience, as well as an evaluation of the risks associated with our loans held for investment. To date, we have experienced negligible losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

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

Our ownership is concentrated in the hands of our executive officers who may not make decisions that are in the best interests of all stockholders.    As of December 31, 2003, two of our senior executive officers, Stephen H. Gordon and David S. DePillo, owned approximately 21.9% of our outstanding common stock. In addition, over the years, these senior executive officers have been granted options to acquire shares of our common stock, which when vested and exercised will increase their ownership of shares of our common stock. Assuming the full exercise of all outstanding options, Messrs. Gordon and DePillo would own in the aggregate approximately 27.3% of our outstanding common stock. As a result, these individuals, acting together, will have the ability to significantly influence the election and removal of our board of directors, as well as the outcome of any other matters to be decided by a vote of stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change in control may be perceived by some in the best interests of our stockholders.

We are subject to extensive regulation which could adversely affect us.    Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, which could make compliance more difficult or expensive, or otherwise adversely affect our business, financial condition or prospects.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could hurt our business.    We conduct our business operations primarily in California. Increased competition within California may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

Market Area Overview and Competition

The California multi-family residential lending market has performed extremely well since the recession of the early 1990’s. Consistent occupancy and stable rental rates have both contributed to property appreciation in most markets within California. The majority of the multi-family residential market consists of small-to medium-size multi-family projects, generally below 50 units in size, which are financed with loan amounts at or below $2.0 million. The characteristics of these loans are very similar to those of one-to-four unit residential loans with monthly payment requirements and 30-year amortization. During the prior recession, loans made by members of our management, who were then employed by another financial institution, experienced a lower percentage of multi-family delinquencies and charge-offs as compared to one-to-four family residential loans. In addition, the peak delinquencies occurred at approximately four years from origination, which was consistent with the timing of peak delinquencies on the other institution’s one-to-four family residential loan portfolios. Based on management’s experience in the industry prior to the recession of the early 1990’s, there was not a significant level of delinquencies or charge-offs associated with lending on multi-family residential properties in California. Notwithstanding the foregoing, multi-family lending entails different risks when compared to single-family residential lending because multi-family loans typically involve large loan balances and payment on such loans is partially dependent on the successful operation of the property. Specifically, problems with respect to the operation of a multi-family property could adversely affect the value of such property, particularly if the cash flow from such property’s operations are not sufficient to cover the applicable debt service and the underlying property has to be sold in order to satisfy the debt obligation. In such a scenario, the price received in a foreclosure sale could be less than our carrying value of the loan.

According to the National Multi Housing Council, the total market value of multi-family residential real estate in the United States at 2000 is estimated to be over $1.3 trillion, which consists of 16.1 million apartment units. The total market value of multi-family residential real estate in California is estimated to amount to approximately $311 billion, consisting of 2.44 million apartment units, or 15% of the total U.S. market. As of 2000, six of the top ten U.S. multi-family housing markets were located in California, consisting of the metropolitan areas of Los Angeles, San Francisco, San Diego, San Jose, Oakland and Orange County, which together accounted for nearly $290 billion, or 22%, of the total U.S. market value.

The demand for housing within California, particularly multi-family housing, is very strong. According to the California Department of Housing and Community Development during 1990, it was estimated that there was a shortage of 660,000 housing units within California and, according to the California Senate Office of Research, during the period of 1990 through 1997, the growth in California’s population outpaced the growth in California housing units by 50%. Research from the California Department of Housing and Community Development indicates that through 2020, in order to meet housing demand in California, 220,000 housing units will need to be built each year. By comparison, according to the California Department of Housing and Community Development, for the period 1990 through 1997, an average of 91,000 housing units, including 27,000 multi-family units, were constructed in California per year. According to the National Multi Housing Council, during 2001, construction commenced on approximately 34,000 multi-family units in California.

Accordingly, we believe that within California, the demand for housing in general, and multi-family housing in particular, will remain strong for the immediate future.

Research from DataQuick indicates that during 2003, over 37,000 multi-family loans secured by properties located within California were originated. These loans had an aggregate principal balance of $26.3 billion and an average loan size of $697,000. This represented a 45% increase from the $18.1 billion of such loans originated during 2002 and a 97% increase from the $13.4 billion of such loans originated during 2001. During the year ended December 31, 2003, the largest two originators of multi-family residential loans within California were responsible for approximately 27.08% of such originations. The remainder of the market was highly fragmented, with approximately 900 institutions responsible for the remaining 72.92% of total originations.

Based upon quarterly thrift financial reports which are required to be submitted by all savings institutions regulated by the Office of Thrift Supervision (“OTS”), multi-family residential loans have out-performed other loan categories in recent periods from an asset quality perspective. As of December 31, 2003, the latest date as of which information is available, the level of non-current (i.e., non-accrual loans and loans 90 days or more overdue but still accruing interest) multi-family residential loans as a percentage of total multi-family residential loans was 0.13%, as compared to 0.85% for construction and land loans, 0.87% for commercial real estate loans, 0.84% for single-family mortgage loans, 1.21% for commercial business loans and 0.87% for consumer loans.

Based on an analysis of the geographic regions of the country prepared by the OTS as of such date, the ratio of non-current multi-family residential loans to total multi-family residential loans was even lower, amounting to 0.05% for the western region where we conduct our business operations.

Lending Activities

General.    We focus on the origination of adjustable-rate multi-family residential and, to a lesser extent, commercial real estate loans. We define core loan originations as total loan originations net of loans funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and the Company’s other broker and conduit channels.

Loan Originations.    We originated loans aggregating $1.11 billion during the year ended December 31, 2003 and $760.7 million during the year ended December 31, 2002.

The following table sets forth our total loan originations for the periods indicated.

	Years Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Loans originated:
Multi-family residential:
Number of loans	551	437	292	182
Volume of loans	$884,885	$621,427	$369,405	$244,327
Average loan size	1,606	1,422	1,265	1,342
Average LTV(1)	67.58%	69.65%	69.17%	68.37%
Average DCR(2)	1.2930	1.3094	1.3007	1.2707
Ratio of ARMs(3)	98.93%	99.66%	99.89%	100.00%
Ratio of refinancings(3)	66.38	63.03	66.46	34.59
Commercial real estate:
Number of loans	43	32	28	23
Volume of loans	$62,823	$55,218	$28,629	$27,012
Average loan size	1,461	1,726	1,022	1,174
Average LTV(1)	62.94%	64.74%	63.07%	64.55%
Average DCR(2)	1.4061	1.3824	1.3677	1.3404
Ratio of ARMs(3)	96.98%	95.11%	100.00%	100.00%
Ratio of refinancings(3)	54.77	64.51	68.27	72.49
Single-family residential(4)	$474	$—	$1,800	$—

Total core real estate loan originations	$948,182	$676,645	$399,834	$271,339
Business and consumer loans	11,000	12,114	10,950	—

Total core loan originations	$959,182	$688,759	$410,784	$271,339
Conduit originations	19,300	40,700	68,906	26,760
Brokered originations	131,020	31,286	15,207	16,849

Total loan originations	$1,109,502	$760,745	$494,897	$314,948

(1)	Average loan-to-value, or LTV, is calculated based upon a weighted average of the product of the original principal loan balances and the appraised value of the collateral underlying the applicable loans, divided by the sum of the original principal loan balances.
(2)	Average debt coverage ratio, or DCR, is calculated based upon a weighted average of the product of the underwritten DCR and the original principal loan balances of the applicable loans, divided by the sum of the original principal loan balances.
(3)	Calculated as a percentage of the total dollar volume.
(4)	Consisted of one loan in each of the years shown.

We concentrate our lending activities on the origination of small- to medium-sized, adjustable-rate multi-family residential loans, which are secured by rental apartment buildings located primarily in California. From our inception through December 31, 2003, 56.9% of our multi-family residential loan originations were secured by properties located in Los Angeles County, 7.9% were secured by properties located in Alameda County, 7.7% were secured by properties located in Orange County, 6.3% were secured by properties located in San Diego County and 3.9% were secured by properties located in San Francisco County. We emphasize the origination of multi-family residential loans in the $500,000 to $5.0 million range, typically focusing on buildings with 16 to 100 units. Since inception through December 31, 2003, our historical average loan size was $1.5 million for multi-family residential loans. We originated $884.9 million in multi-family residential loans during the year ended December 31, 2003, which amounted to 93.3% of total core real estate loan originations during such year, compared to $621.4 million in multi-family residential loans during the year ended December 31, 2002, which amounted to 91.8% of total core real estate originations during such year.

We also originate commercial real estate loans which are generally secured by mixed-use, shopping/retail centers, office buildings and multi-tenant industrial properties located primarily in California. From our formation through December 31, 2003, 32.4% of our commercial real estate loan originations were secured by properties located in Los Angeles County, 16.4% were secured by properties located in San Diego County, 13.1% were secured by properties located in Alameda County, 9.8% were secured by properties located in Orange County and 5.2% were secured by properties located in Sacramento County. We emphasize the origination of commercial real estate loans in the $500,000 to $5.0 million range, with a historical average loan size of $1.8 million since inception through December 31, 2003. We originated $62.8 million in commercial real estate loans during the year ended December 31, 2003, which amounted to 6.6% of total core real estate originations during such year, compared to $55.2 million in commercial real estate loans during the year ended December 31, 2002, which amounted to 8.2% of total core real estate originations during such year.

We will originate multi-family residential loans for terms of up to 30 years, which are generally fully amortizing, and commercial real estate loans for terms of up to 10 years based upon a 25-year loan amortization schedule. Such loans are primarily adjustable-rate loans with an interest rate which adjusts based upon a variety of constant maturity treasury (“CMT”) or London InterBank Offer Rate (“LIBOR”)-based indices, although we also offer loans that have fixed interest rates for an initial period up to seven years and adjust thereafter based on a spread determined at origination over the applicable index for the remaining loan term. Our multi-family residential and commercial real estate loans generally have interest rate floors, payment caps and limited prepayment protection. As part of the criteria for underwriting such loans, we generally establish a maximum loan-to-value ratio of 75% for multi-family loans and 75% for commercial real estate loans and require a debt coverage ratio of 1.15 to 1 or more for multi-family loans and 1.25 to 1 or more for commercial real estate loans. For the year ended December 31, 2003, our multi-family residential loan originations had an average loan-to-value ratio of 67.58% and an average debt coverage ratio of 1.29 to 1, while the commercial real estate loan originations for such period had an average loan-to-value ratio of 62.94% and an average debt coverage ratio of 1.41 to 1.

We also offer, through our relationship with Greystone Servicing Corporation and other conduit programs, multi-family residential and commercial real estate loans to borrowers who desire longer term, fixed-rate financing. This consists of a fixed-rate loan that is eventually securitized through a major commercial mortgage-backed securities issuer. We have a letter of understanding with such commercial mortgage-backed securities issuer which sets forth the terms of how it will be paid for facilitating such loans. However, this commercial mortgage-backed securities issuer is not obligated to originate any specific amount of loans nor is it obligated to securitize any loans which it originates with our assistance. We also offer, through our brokered program, multi-family residential and commercial real estate loans which, because of size or other factors, are not consistent with our loan program. Conduit loans and brokered loans are not funded in our name and are not reflected on our balance sheet, but rather are funded in the originator’s name pursuant to the originator’s loan documentation. We do not aggregate the product for securitizations. We are paid a fee by the relevant originator for those transactions. We originated $150.3 million in conduit and brokered loans during the year ended December 31, 2003, which amounted to 13.5% of total originations during such period, compared to $72.0 million in conduit and brokered loans during the year ended December 31, 2002, which amounted to 9.5% of total originations during such year. During the years ended December 31, 2003 and 2002, we received $740,000 and $439,000 of net fees, respectively, with respect to conduit and brokered loans.

At December 31, 2003, our loan origination activities were conducted out of nine offices in California. See “Properties” in Item 2 hereof. Loan applications are attributable to direct marketing efforts by our loan originators, mortgage brokers, referrals from real estate brokers and developers, existing clients, walk-in clients and, to a lesser extent, advertising. At December 31, 2003, we employed 13 loan originators who are compensated primarily on a commission basis.

Loan Origination Procedures and Underwriting Criteria.    Our loan processing guidelines require that the preparation of all letters of interest, completion and processing of loan applications, underwriting and preparation of the necessary loan documentation be performed directly by us. We do not accept loan broker packages for processing and rely solely on our own origination process. Loan applications are examined for compliance with our underwriting and processing criteria and, if all requirements are met, we issue a commitment letter to the prospective borrower.

All loan originations must be underwritten in accordance with our underwriting criteria, which are prepared based on the relevant guidelines set forth by applicable regulatory authorities. Our underwriting personnel, who operate primarily out of our main office, make their underwriting decisions independent of the loan origination personnel. Primary property underwriting criteria include the property’s loan-to-value ratio and debt coverage ratio. In originating loans, we base our underwriting decisions on qualitative and quantitative evaluations of both the borrower and the property, but rely on the cash flow generated by the property as the primary source of repayment. The property’s underwriting criteria are adjusted based upon the type of transaction, for example, whether the loan is for a purchase or a refinancing, as well as the overall quality of the property. Borrower qualifications include minimum liquidity requirements, the borrower’s recurring cash flow and debt ratios, credit history (including Fair, Isaac and Co., or FICO, credit scores) and may include background searches such as public record checks. Additionally, we consider the borrower’s experience in owning or managing similar properties and our lending experience with the borrower. We also rely on qualitative factors such as the stability of the property and its sub-market, the quality of the property’s physical improvements, the property’s functional utility, the stability of rents and vacancies, and overall operations of the property and market. Other underwriting requirements include obtaining the necessary insurance and conducting an environmental review and a property appraisal. We maintain an independent third party appraiser panel that is periodically updated adding and excluding appraisers. All appraisers must provide copies of their current licenses and, among other items, sample appraisals, current client lists and references. The appraisers are engaged directly by us. The multi-family residential loans originated by us are generally originated in accordance with the OTS’ standards qualifying such loans for the lowest risk weighting classification (i.e., 50%) for purposes of the OTS’ risk-based capital requirements (except for the requirement that such loans have 12 months of payment experience).

We incur costs in originating loans, including overhead and out-of-pocket expenses. Typically, when a loan is originated, the borrower pays an origination and processing fee, as well as various third party report fees. These fees have averaged 1.1% of the principal amount of the loan. To the extent a loan is referred to us through a loan broker, the broker will receive a portion of the loan origination fee. We may charge additional fees depending upon market conditions as well as our objectives concerning loan origination volume and pricing. The volume and types of loans made by us vary with competitive and economic conditions, resulting in fluctuations in loan fees received from loan originations.

Loan Sales.    Loan originations that we decide not to retain in our loan portfolio, primarily due to the Bank’s loan-to-one borrower limits, are assigned to CCM and originated through a third-party warehouse line. CCM sells all of the loans it originates to a network of approximately 40 banks and savings institutions located primarily in California. CCM originates loans both with and without prior commitments to purchase such loans by specific buyers. All of our loan sales are conducted on a non-recourse basis with the servicing obligations assumed by the purchaser. The price at which we sell our loans is determined based upon market factors. Our loan sales are conducted on an individual loan-by-loan basis and we do not currently pool loans and sell them in bulk. However, CCM has entered into a sub-facility with its existing warehouse lender that provides it with the flexibility to aggregate loans and sell such loans in bulk. See “—Sources of Funds—Borrowings.” To the extent CCM determines to pool loans, it will be subject to interest rate and price risk between the period of time when it originates the loans and when it sells the loans. To the extent that CCM determines to hold its loans for longer periods of time pending their future sale, we may consider additional means of limiting its exposure to these risks. All of our loan sales are made pursuant to the terms of a mortgage loan purchase agreement.

We sold a total of $153.7 million of loans during the year ended December 31, 2003 (for a gain of $2.2 million), compared to $384.0 million of loans during the year ended December 31, 2002 (for a gain of $4.6 million). In connection with our loan sale activities, CCM is exposed to risk to the extent that a purchaser that has committed to purchase a loan from us defaults with respect to its obligation or to the extent that CCM originates a loan without obtaining a prior commitment to purchase such loan. In either case, the risk is that we cannot sell the loan or cannot sell the loan profitably. In addition, under such circumstances, we are subject to interest rate risk with respect to adjustable-rate loans that have been originated to the extent the interest rates on such loans do not adjust as rapidly as changes in the rate paid on its warehouse line of credit, as well as the additional cost of carry relating to the interest CCM pays on an originated loan pending its sale pursuant to its warehouse line of credit. To date, however, we have been able to profitably sell all loans we originate, even when a committed purchaser has failed to perform.

Loans Held for Investment

General.    Prior to our acquisition of the Bank, the Bank’s lending activities primarily focused on single-family residential lending. Since our acquisition of the Bank, we have focused on originating for investment multi-family residential and, to a lesser extent, commercial real estate loans, thereby providing us with a steady stream of interest income that we were unable to realize prior to our acquisition of the Bank. To a much lesser extent, we originate commercial business loans. We do not currently originate single-family residential or consumer loans except on a case-by-case basis as an accommodation to our banking clients. At December 31, 2003, net loans held for investment amounted to $1.05 billion, which represented 60.8% of our $1.72 billion of total assets at that date. Approximately 98.7% of loans held for investment at December 31, 2003 are either secured by properties located in California or made to clients residing in California.

The following table sets forth the composition of our loans held for investment by type of loan at the dates indicated. We acquired the Bank on December 22, 2000. Consequently, information which would otherwise be presented in this table as of December 31, 1999 has been omitted because it is not meaningful to our results or does not exist.

	At December 31,
	2003	2002	2001	2000
	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Residential real estate loans:
Single-family	$3,193	$4,134	$7,802	$19,928
Multi-family	935,063	399,928	150,338	46,737
Commercial real estate	108,560	57,858	23,674	10,631
Commercial business loans(1)	5,670	9,917	7,822	3,837
Consumer loans(2)	41	129	77	76

Total loans held for investment	1,052,527	471,966	189,713	81,209

Allowance for loan losses	(3,942)	(2,716)	(1,107)	(420)
Premiums for loans purchased(3)	67	167	262	377
Unearned net loan fees and discounts	(1,020)	(231)	(71)	(66)

	(4,895)	(2,780)	(916)	(109)

Net loans held for investment	$1,047,632	$469,186	$188,797	$81,100

	Percent	Percent	Percent	Percent
Residential real estate loans:
Single-family	0.3%	0.9%	4.1%	24.5%
Multi-family	88.9	84.7	79.3	57.6
Commercial real estate	10.3	12.3	12.5	13.1
Commercial business loans(1)	0.5	2.1	4.1	4.7
Consumer loans(2)	—	—	—	0.1

Total loans held for investment	100.0%	100.0%	100.0%	100.0%

(1)	Includes commercial business lines of credit.
(2)	Includes consumer lines of credit.
(3)	Reflects premiums on loans purchased prior to our acquisition of the Bank.

The following table sets forth information at December 31, 2003 regarding the dollar amount of loans maturing in our loans held for investment portfolio based on the contractual terms to maturity or scheduled amortization, excluding potential prepayments. Loans with no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due 1 year or less	Due 1-5 years after December 31, 2003	Due 5 or more years after December 31, 2003	Total
	(Dollars in thousands)
Single-family residential loans	$—	$14	$3,179	$3,193
Multi-family residential loans	7,163	17,863	910,037	935,063
Commercial real estate loans	350	5,840	102,370	108,560
Commercial business loans	3,445	2,225	—	5,670
Consumer loans	—	3	38	41

Total loans held for investment(1)	$10,958	$25,945	$1,015,624	$1,052,527

(1)	Does not include loans held for sale.

Scheduled contractual amortization of loans does not reflect the expected term of our loans held for investment. The average life of our loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give us, as the lender, the right to declare such loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and any portion of the loan is still outstanding. The average life of mortgage loans tends to increase when mortgage loan rates available in the market are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than mortgage loan rates available in the market due to refinancing of loans at available lower rates. During periods of decreasing mortgage rates, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table sets forth the dollar amount of total loans held for investment due more than one year from December 31, 2003, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.

	Fixed rate	Floating or adjustable- rate	Total
	(Dollars in thousands)
Single-family residential loans	$413	$2,780	$3,193
Multi-family residential loans	11,046	916,854	927,900
Commercial real estate loans	1,484	106,726	108,210
Commercial business loans	—	2,225	2,225
Consumer loans	5	36	41

Total loans held for investment(1)	$12,948	$1,028,621	$1,041,569

(1)	Does not include loans held for sale.

Origination, Purchase and Sale of Loans Held for Investment.    The following table sets forth our retained loan originations, purchases and sales for the periods indicated with respect to loans held for investment. We acquired the Bank on December 22, 2000.

	Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Loan originations retained:
Multi-family residential	$696,512	$282,379	$115,134	$—
Commercial real estate	60,023	44,123	17,550	—
Single-family	—	—	1,800	—
Commercial business	11,000	12,115	10,950	—
Loans purchased from others(1)	474	—	899	—
Loans acquired in connection with the purchase of the Bank	—	—	—	81,209

Total loans originated, purchased from others and acquired in connection with the purchase of the Bank	768,009	338,617	146,333	81,209
Loans sold	—	(3,304)	(18,356)	—
Loan principal reductions and payoffs	(187,448)	(53,060)	(19,473)	—

Net increase in loans held for investment	$580,561	$282,253	$108,504	$81,209

(1)	Consists of one single family residential loan during 2003 and one commercial real estate loan during 2001.

Our lending activities are subject to specified non-discriminatory underwriting standards and loan origination and purchase procedures established by the Bank’s board of directors.

The Bank’s loan officers perform full due diligence and underwrite all loan applications received by the Bank. No single officer has loan approval authority and thus all loan applications must be approved by the president/chief operating officer or executive vice president/chief lending officer. Any loan or combination of loans to one borrower in excess of $10 million must be approved by the Bank’s Directors’ Loan Committee, which consists of at least three outside directors and the president. The Directors’ Loan Committee has approval authority up to the Bank’s lending limit for either individual loans or total loan relationships.

A savings institution generally may not make loans to any one borrower or related entities if such loans would exceed 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2003, the Bank’s regulatory limit on loans-to-one borrower was $20.9 million and its five largest loans or groups of loans to one borrower, including related entities, were $19.9 million, $17.3 million, $16.3 million, $13.3 million and $8.6 million. All of these five largest loans or loan concentrations were secured by multi-family residential properties located in California, except for one relationship which also had a single-family loan located in California, were originated during the last three years and were performing in accordance with their terms at December 31, 2003. See “Regulation—Regulation of Commercial Capital Bank—Loans-to-One Borrower Limitations.”

Multi-Family Residential and Commercial Real Estate Loans.    The Bank has focused its lending activities on real estate loans secured by multi-family and, to a lesser extent, commercial properties. The Bank has generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances ranging between $500,000 and $5.0 million, with an average balance of $1.4 million for multi-family residential loans and $1.3 million for commercial real estate loans, at December 31, 2003. At December 31, 2003, the Bank had an aggregate of $935.1 million in multi-family residential loans, comprising 88.9% of total loans held for investment, and $108.6 million in commercial real estate loans, comprising 10.3% of total loans held for investment.

Commercial Business Loans.    The Bank also originates a limited amount of commercial business loans including acquisition lines, working capital lines of credit, inventory and accounts receivable loans, and equipment financing and term loans. Loan terms may vary from one to five years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal prime rate, plus a margin. At December 31, 2003, the Bank had an aggregate of $5.7 million of commercial business loans outstanding, or 0.5% of total loans held for investment. Total undisbursed commitments amounted to $12.8 million at December 31, 2003.

Consumer Loans.    Although the Bank is authorized to make loans for a wide variety of personal or consumer purposes, the Bank does not currently originate consumer loans. At December 31, 2003, the Bank had an aggregate of $41,000 of consumer loans. We only intend to originate consumer loans on a case-by-case basis as an accommodation to our clients.

Single-Family Residential Loans.    Prior to our acquisition of the Bank in December 2000, the Bank’s primary lending activity consisted of the origination of single-family residential loans. Since we acquired the Bank, we have sold a significant amount of the Bank’s single-family residential loans. At December 31, 2003, $3.2 million of single-family residential loans, comprising 0.3% of total loans held for investment, continued to remain on our balance sheet. We only intend to originate single-family residential loans on a case-by-case basis as an accommodation to our clients.

Asset Quality

General.    The Bank’s Internal Asset Review Committee, consisting of the Bank’s president and chief operating officer, chief financial officer, chief administrative officer, director of internal asset review and loan servicing manager, monitors the credit quality of the Bank’s assets, reviews classified and other identified loans and determines the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s board of directors.

Loan Delinquencies.    When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if the account becomes 45 days delinquent, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. There were no real estate secured loans delinquent 60 days or more at December 31, 2003.

Non-Performing Assets.    We had one business loan with an outstanding principal balance of $129,000 that was classified as a nonperforming asset and troubled debt restructure as of December 31, 2003. The loan has been performing in accordance with its restructured terms. We did not have any non-performing assets or troubled debt restructurings at December 31, 2002, December 31, 2001 or December 31, 2000. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Non-performing loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. Troubled debt restructurings are defined as loans which a bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. We place loans on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, we will not accrue interest on loans past due 90 days or more. Nonperforming assets represented 0.01% of total assets at December 31, 2003.

Classified Assets.    Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Bank has established another category, designated “special mention,” for assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as special mention, substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2003, the Bank had one loan classified as substandard with a total outstanding principal balance of $129,000 and one loan designated as special mention with a total outstanding principal balance of $1.2 million. At December 31, 2002, the Bank had no classified loans and two loans designated as special mention with a total outstanding principal balance of $271,000.

Allowance for Loan Losses.    Like all financial institutions, we maintain an allowance for estimated loan losses based on a number of quantitative and qualitative factors, including levels and trends of past due and non-

accrual loans, levels and trends in asset classifications, change in volume and mix of loans and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management’s judgment and experience. Provisions for loan losses are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula which incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

The following table sets forth the activity in our allowance for loan losses for the years indicated. We acquired the Bank on December 22, 2000. Consequently, information which would otherwise be presented in this table for the year ended December 31, 1999 has been omitted because it is not applicable.

	At and For the Years Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$2,716	$1,107	$420	$—
Charge-offs	(64)	—	—	—
Recoveries	4	—	1	—
Provision for losses on loans	1,286	1,609	686	—

Balance at end of year	$3,942	$2,716	$1,107	$420 (1)

Allowance for loan losses as a percent of total loans held for investment	0.37%	0.58%	0.58%	0.52%

Ratio of net charge-offs to average loans held for investment	0.01%	—%	—%	—%

(1)	Reflects allowance for loan losses acquired in connection with the purchase of the Bank.

The decline in the allowance for loan losses as a percent of total loans held for investment in 2003 is a result of several factors, including the continued sound performance of the Company’s loans, improvement in industry statistics and other considerations which are outlined below.

The following table sets forth information concerning the allocation of our allowance for loan losses, which is maintained on our loans held for investment portfolio, by loan category at the dates indicated. We acquired the Bank on December 22, 2000. Consequently, information which would otherwise be presented in this table for the year ended December 31, 1999 has been omitted because it is not applicable.

	At December 31,
	2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family residential loans	$8	0.3%	$8	0.9%	$14	4.1%	$46	24.5%
Multi-family residential loans	2,998	88.9	2,000	84.7	752	79.3	234	57.6
Commercial real estate loans	783	10.3	579	12.3	237	12.5	107	13.1
Commercial business loans	153	0.5	129	2.1	104	4.1	32	4.7
Consumer loans	—	—	—	—	—	—	1	0.1

Total	$3,942	100.0%	$2,716	100.0%	$1,107	100.0%	$420	100.0%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses inherent in our loans held for investment portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy consist of: (1) a quarterly analysis of allowance amounts; (2) approval by the Bank’s board of directors of the quarterly analysis; and (3) division of the allowance into specific allocation and general allowance portions.

We establish the allowance for loan losses commencing with the credit quality and historical performance of our multi-family and commercial real estate loan portfolio, which accounts for 99% of the loan portfolio at December 31, 2003, and has not resulted in any delinquencies more than one payment past due, non-performing loans, adverse classifications or losses. Our overall asset quality remained sound, as supported by our internal risk rating process. The multi-family and commercial real estate loan portfolio is more seasoned and is closely monitored by a comprehensive asset quality review and asset classification process. We establish the allowance for loan losses based on the analysis of the overall asset quality of the loan portfolio, qualitative environmental risk factors and peer analysis.

The allowance for loan losses is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. We utilize a loan grading system with five classification categories, including assets classified as Pass which is further divided into four risk grade levels, based upon credit risk characteristics and we categorize each loan asset by risk grade allowing for a more consistent review of similar loan assets. We also evaluate the loss exposure of classified loans, which are also reviewed individually based on the evaluation of the cash flow, collateral, other sources of repayment, guarantors and any other relevant factors to determine the inherent loss potential in the credit.

All classified loans are evaluated for potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation is documented in the Internal Asset Review Report relating to a specific loan. Specific allocation of reserves considers the value of collateral, the financial condition of the borrower, and industry and current economic trends. We complete an impairment analysis with each Internal Asset Review Report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific allocation reserve for the loan.

We have developed and implemented a migration analysis for the determination of inherent loss potential for both our homogeneous and non-homogeneous loan portfolios. Homogeneous loan categories consist of one-to-four family residential mortgages and consumer loans. Multi-family residential loans less than $1.0 million and commercial real estate loans less than $750,000 are also treated as homogeneous loans for asset review purposes. Homogeneous loans are analyzed on a group or pool basis for evaluating credit quality and impairment under FASB’s SFAS No 5. Non-homogeneous loan categories consist of all other multi-family residential and commercial real estate loans and all commercial business loans. These assets are reviewed individually for the purpose of evaluating credit quality and impairment under FASB’s SFAS No. 114. The loss percentage factors used for each risk class or grade for both homogeneous and non-homogeneous loan categories are based on the qualitative and quantitative factors discussed above.

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

In evaluating multi-family loans which compromise 89% of our loan portfolio at December 31, 2003, we previously had recorded 50 basis points in the provision for loan losses for potential loan losses for each multi-family loan. This allocation amount was established over five years ago when management was looking to establish a de novo financial institution prior to its acquisition of what is now the Bank. Given the lack of a seasoned loan portfolio, management used a five-year moving average of its peer group statistics, which included experience during a recessionary period. We believe fundamental changes have occurred since the original determination of a 50 basis points provision for multi-family loans. First, our experience originating multi-family loans has resulted in no losses and our peer group has experienced negligible charge-offs. Second, we enhanced our asset quality review system during 2002 which is not a new system to management since it is based on the asset quality system used at Home Savings of America (H.F. Ahmanson), augmented with additional market data that was not available at that time. In 2003, we requested updated financial information on our multi-family loans outstanding during 2002 and completed the reclassification of its multi-family loans based on this updated financial information during the third quarter of 2003. Using industry statistics for the past ten years, we calculated 31 basis points as a target for the multi-family portfolio as of December 31, 2003.

The allowance requirement for multi-family loans could be different in the future as the mix and grading changes each quarter and as our peer group statistics change. We use peer group statistics, including OTS data on a nationwide and local basis, since we have not experienced any losses in our own portfolio. Provision levels may also be influenced by mix and grading changes quarter over quarter. We also review economic indicators and environmental factors on a quarterly basis, which can change the allowance requirement for multi-family loans.

Investment Activities

We hold securities at the Bank and Commercial Capital Bancorp. At December 31, 2003, our consolidated securities portfolio amounted to $560.7 million, $2.2 million of which was held at Commercial Capital Bancorp and $558.5 million of which was held at the Bank. The securities held at Commercial Capital Bancorp are held for liquidity purposes and to further deploy such entities’ equity, and thereby enhance our return on equity. These securities generally provide a high degree of cash flow.

The Bank’s securities portfolio is managed in accordance with guidelines set by the Bank’s Asset/Liability Committee (“ALCO”). Specific day-to-day transactions affecting the securities portfolio are managed by the Bank’s chief executive officer and treasurer in accordance with its Investment Policy. The Bank’s Treasury Committee reviews the securities portfolio and related transactions at least monthly. These securities activities are also reviewed quarterly or more often, as needed, by the Bank’s ALCO. The Bank’s securities position is reported to the Bank’s board of directors each month and a summary of the Bank’s ALCO meetings is reported to the Bank’s board of directors at least quarterly.

The Investment Policy, which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the Bank’s board of directors, authorizes the Bank to invest in a variety of highly liquid, investment grade fixed-income, U.S. government and agency securities and other investment securities, subject to various limitations. The Investment Policy limits the amount the Bank can invest in various types of securities, places limits on average lives and durations of the Bank’s securities, limits the securities dealers that the Bank can conduct business with, and requires approval from a member of the Bank’s executive committee with respect to any investment other than U.S. government and U.S. government agency securities (including mortgage-backed securities) and municipal obligations. In addition, the Bank’s treasurer is prohibited from buying or selling any one security that is $5.0 million or greater without the approval of a member of the Bank’s executive committee and is prohibited from buying or selling any one security that is $25.0 million or greater without approval from two members of the Bank’s executive committee.

Although our policies permit us to invest in any investment grade securities, as of December 31, 2003, all of our investments have consisted of AAA-rated mortgage-backed securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and a U.S. government security. At December 31, 2003, our consolidated securities portfolio consisted of $560.6 million of mortgage-backed securities, and a $100,000 U.S. government treasury bill. All of our securities are classified as available-for-sale.

Mortgage-backed securities, which are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family or multi-family mortgages, which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and Ginnie Mae. Of our total consolidated investment in mortgage-backed securities at December 31, 2003, $329.7 million consisted of Fannie Mae pass-through certificates, $228.9 million consisted of Freddie Mac pass-through certificates and $2.0 million consisted of Ginnie Mae pass-through certificates. Of the $560.6 million of mortgage-backed securities at December 31, 2003, $226.6 million, or 40.4%, have original and weighted average remaining terms to maturity of 30 years and 29.8 years, respectively, with an estimated average life of 3.9 years, $57.4 million, or 10.2%, have original and weighted average remaining terms to maturity of 20 years and 19.3 years, respectively, with an estimated average life of 4.9 years, $276.6 million, or 49.4%, have original and weighted average terms to maturity of 15 years and 14.0 years, respectively, with an estimated average life of 4.7 years. At December 31, 2003, all of our securities with original terms to maturity of 30 years are hybrid adjustable-rate securities with a fixed rate of interest for a term of 7 years, adjusting to a current market rate index, either one-year CMT or one-year LIBOR, plus a margin thereafter. The rates on the 20-year and 15-year securities remain fixed to maturity.

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

The following table sets forth the activity in our consolidated securities portfolio for the years indicated.

	Years Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Securities at beginning of year	$310,074	$119,685	$38,628	$—
Acquisition of securities in connection with the purchase of the Bank	—	—	—	38,570
Purchases	737,426	337,406	208,525	—
Sales	(326,146)	(102,261)	(113,935)	—
Repayments and prepayments	(152,097)	(51,983)	(12,392)	—
Change in unrealized gain/loss on available-for-sale securities	(8,528)	7,227	(1,141)	58

Securities at end of year	$560,729	$310,074	$119,685	$38,628

Sources of Funds

General.    The Bank’s primary sources of funds for use in its lending and investing activities consist of deposits, reverse repurchase agreements, advances from the FHLB of San Francisco, and sales of, maturities and principal and interest payments on loans and securities. CCM’s primary sources of funds for use in its lending and investing activities consist of proceeds from the sale of loans and its warehouse line of credit. Commercial Capital Bancorp’s primary sources of funds for use in its investing activities consist of sales of, maturities and principal repayments on securities. In addition, proceeds raised by us from sales of common stock and the issuance of trust preferred securities have been downstreamed primarily into the Bank. We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective, consistent with our asset and liability management policies.

Deposits.    The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising. The Bank also utilizes the services of deposit brokers to attract non-retail certificates of deposit, consisting largely of jumbo certificates of deposit and brokered deposits. Some of the Bank’s jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank and through the Internet.

The Bank attempts to price its deposit products in order to promote deposit growth and satisfy the Bank’s liquidity requirements and offers a variety of deposit products in order to satisfy its clients’ needs. The Bank’s current deposit products include regular checking, savings, NOW and money market deposit accounts; fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 30 days to five years; individual retirement accounts; and non-retail certificates of deposit consisting of jumbo (generally greater than or equal to $100,000) certificates, brokered certificates and public deposits. The Bank has historically relied on certificates of deposit, primarily obtained out of our market area through the Internet. As of December 31, 2003, we had $257.6 million of certificates of deposit, consisting of $81.5 million with balances less than $100,000, $108.1 million of jumbo certificates, including $99.2 million with the State of California, and $68.0 million of brokered certificates. Since December 31, 2001, the Bank has reduced its reliance on certificates of deposit and has been focusing on increasing the quality of its core deposit base by promoting its transaction accounts, primarily its money market deposit products, which has attracted a significant amount of such deposits. At December 31, 2003, our transaction accounts totaled $388.0 million, or 60.1% of total deposits, as compared to $15.6 million, or 13.2% of total deposits, at December 31, 2001. Business deposits accounted for 20% of total transaction accounts at December 31, 2003. At December 31, 2003, the Bank had 8 deposits from the State of California that amounted to $99.2 million in the aggregate, which totaled approximately 15% of total deposits and are scheduled to mature between January 3, 2004 and June 16, 2004.

The Bank’s four existing branches are located in Irvine, Rancho Santa Margarita, La Jolla and Riverside, California. The Bank will opportunistically consider further de novo branch expansion if and when management believes that such expansion will enhance our franchise, including in northern California where the Bank has a lending presence. In December 2003, the Bank entered into a lease agreement for the purpose of opening its Beverly Hills branch, scheduled to open during the middle of 2004, and entered into another lease to move its Riverside branch location, scheduled to occur during the second quarter of 2004.

Since December 31, 2001, the Bank has increased its emphasis on attracting retail deposits from both business and retail relationships located throughout Orange, San Diego, Riverside and Los Angeles counties, California. The Bank’s money market deposit accounts are obtained from both business and retail clients, located primarily throughout southern California. We are also focused on gathering deposits from borrower client relationships developed through our multi-family and commercial lending activities. We have been successful in attracting deposits from those businesses involved in our lending activities. These businesses include property management companies, community associations, title and escrow companies, law firms and other middle-market businesses. During the fourth quarter of 2003, the Bank formed the Financial Services Group, a new business deposit division within Relationship Banking, to focus on attracting deposits from these real-estate related and middle market businesses. During its first two months of operations, the Financial Services Group attracted $13.8 million of deposits which were predominantly transaction accounts.

The following table shows the distribution of and other information relating to our deposits by type as of the dates indicated. We acquired the Bank on December 22, 2000. Consequently, no information exists prior to such date.

	At December 31,
	2003		2002		2001		2000
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$2,700	0.4%	$2,109	0.7%	$3,918	3.3%	$3,884	6.4%
Money market deposit accounts	372,273	57.7	176,194	56.4	5,179	4.4	12,349	20.4
NOW accounts and noninterest-bearing demand accounts	13,067	2.0	6,905	2.2	6,460	5.5	11,407	18.9

Total transaction accounts	388,040	60.1	185,208	59.3	15,557	13.2	27,640	45.7

Certificates of deposit:
90-day	1,191	0.2	1,254	0.4	17,700	15.0	885	1.5
180-day	1,284	0.2	9,984	3.2	16,744	14.1	891	1.5
One-year	18,298	2.8	39,889	12.8	29,627	25.0	9,887	16.3
Over one-year	60,667	9.4	14,396	4.6	9,493	8.0	3,304	5.5
Jumbo certificates	108,126	16.8	43,506	13.9	24,218	20.5	8,821	14.6
Brokered certificates	67,990	10.5	18,042	5.8	5,000	4.2	9,000	14.9

Total certificate accounts	257,556	39.9	127,071	40.7	102,782	86.8	32,788	54.3

Total deposits	$645,596	100.0%	$312,279	100.0%	$118,339	100.0%	$60,428	100.0%

The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more at December 31, 2003.

Amount
(Dollars in thousands)
Certificates of deposit maturing:
Three months or less	$41,840
Over three through six months	60,788
Over six through twelve months	3,027
Over twelve months	70,461

Total	$176,116

The following table sets forth the activity in our deposits during the periods indicated. We acquired the Bank on December 22, 2000.

	Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Beginning balance	$312,279	$118,339	$60,428	$—
Acquisition of deposits in connection with the purchase of the Bank	—	—	—	60,428
Net increase before interest credited	324,175	188,764	57,105	—
Interest credited	9,142	5,176	806	—

Net increase in deposits	333,317	193,940	57,911	60,428

Ending balance	$645,596	$312,279	$118,339	$60,428

The following table sets forth, by various interest rate categories, our certificates of deposit at the dates indicated. We acquired the Bank on December 22, 2000.

	At December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
0.00% to 2.99%	$252,415	$101,028	$56,160	$—
3.00 to 3.99	4,666	22,773	20,721	—
4.00 to 4.99	99	1,957	15,631	482
5.00 to 6.99	365	1,302	10,259	31,957
7.00 and higher	11	11	11	349

Total	$257,556	$127,071	$102,782	$32,788

The following table sets forth the amount and remaining maturities of our certificates of deposit at December 31, 2003.

	Six Months and Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(Dollars in thousands)
0.00% to 2.99%	$121,176	$34,952	$92,747	$3,540	$—
3.00 to 3.99	4,022	644	—	—	—
4.00 to 4.99	—	99	—	—	—
5.00 to 6.99	17	—	194	154	—
7.00 and higher	11	—	—	—	—

Total	$125,226	$35,695	$92,941	$3,694	$—

Borrowings.    Commercial Capital Bancorp, CCM and the Bank utilize borrowings to fund their respective operations. The Bank uses reverse repurchase agreements and FHLB advances and CCM uses its warehouse line of credit. In addition, we have issued trust preferred securities, the proceeds of which were contributed to the Bank and, to a lesser extent, CCM.

The Bank obtains advances from the FHLB of San Francisco based upon the pledging of some of its mortgage loans and other assets, provided that standards related to the creditworthiness of the Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Such borrowings have generally been used to fund lending activities or the purchase of mortgage-

backed securities and have been collateralized with a pledge of loans, securities in the Bank’s portfolio or any securities purchased with such borrowings. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2003, the Bank had access to $860.2 million in advances from the FHLB of San Francisco, and had outstanding a total of 58 FHLB of San Francisco advances aggregating $822.5 million as of such date. The Bank’s FHLB advances mature between 2004 and 2010. Of the Bank’s FHLB advances, $27.0 million have a scheduled ten-year maturity but can be redeemed by the FHLB of San Francisco at their option on a quarterly basis. At December 31, 2003, the Bank’s FHLB of San Francisco advances had a weighted average interest rate of 1.83%.

The Bank also obtains funds from the sale of securities to investment dealers under reverse repurchase agreements. In a reverse repurchase agreement transaction, mortgage-backed securities are sold at a determined market price with a discount applied based upon the maturity of the agreement. Simultaneously, the applicable party agrees to repurchase either the same or a substantially identical security on a specified later date, which ranges in maturity from overnight to six months, at a price equal to the original sales price. The remaining proceeds, after the discount is subtracted from the market price, represents the amount of the borrowing. The mortgage-backed securities underlying such agreements are delivered to the counter-party dealer for safe keeping. Although the specific mortgage-backed security that was delivered to the dealer is generally returned upon maturity of the agreement, the dealer retains the right to sell, loan or otherwise dispose of the securities in the normal course of its business operations. Upon such an event, the dealer is obligated to return a substantially identical mortgage-backed security to the borrower. Reverse repurchase agreements represent a low cost source of funding for us. Nevertheless, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, well-established investment banking firms who offer us competitive rates and terms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of securities, and the obligations to repurchase such securities are reflected as a liability in our consolidated financial statements. As of December 31, 2003, we had $74.5 million of reverse repurchase agreements outstanding. At December 31, 2003, the weighted average interest rate paid on our consolidated reverse repurchase agreements amounted to 1.15%.

CCM’s loan originations are funded by a warehouse line of credit provided by GMAC/Residential Funding Corporation, or RFC. At December 31, 2003, CCM was permitted to borrow up to $100.0 million under its warehouse line, $13.8 million of which was drawn upon and outstanding as of such date. The warehouse line is used by CCM to fund loan commitments and must generally be repaid within 90 days after the loan is closed in the case of a loan committed to be purchased by a buyer (or 180 days in the case of loans which are not committed to be purchased by a buyer) or when CCM receives payment from the sale of the funded loan, whichever occurs first. Until such sale closes, the warehouse line provides that the funded loan is pledged to secure the outstanding borrowings. The warehouse line is also collateralized by a general assignment of mortgage payments receivable and other assets relating to CCM’s mortgage loans. CCM currently pays interest at one month LIBOR plus 100 basis points. At December 31, 2003, the weighted average interest rate being paid by CCM under its warehouse line amounted to 2.13%.

The RFC warehouse line imposes various covenants and restrictions on CCM’s operations, including maintenance of a minimum level of net worth, minimum levels and ratios with respect to outstanding indebtedness and liquidity, restrictions on the ability of CCM to engage in some transactions with affiliated entities and restrictions on the amount of dividends which can be declared and paid by CCM to Commercial Capital Bancorp on its common stock. Management believes that as of December 31, 2003, CCM was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations. This warehouse line is renewable annually with the next expiration date on August 31, 2004.

We have also obtained funds through the issuance of five series of trust preferred securities. At December 31, 2003, we had an aggregate of $52.5 million of trust preferred securities outstanding. The terms of these trust preferred securities can be found in footnote 11 to the Company’s audited financial statements, set forth in Item 8 hereof. As of December 31, 2003, the weighted average interest rate being paid on our trust preferred securities was 4.58%. At December 31, 2003, our annual interest payments with respect to our outstanding trust preferred securities amounted to $2.4 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $6.4 million at December 31, 2003.

The following table sets forth information regarding our short-term borrowings at or for the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Commercial Capital Bancorp:
Securities sold under agreements to repurchase:
Average balance outstanding	$945	$4,778	$417
Maximum amount outstanding at any month-end during the year	3,452	4,987	4,895
Balance outstanding at end of year	—	3,798	4,895
Average interest rate at end of year	—%	1.37%	1.95%
Average interest rate during the year	1.30	1.80	2.03
CCM:
Securities sold under agreements to repurchase:
Average balance outstanding	$41,488	$56,856	$9,711
Maximum amount outstanding at any month-end during the year	78,490	74,560	38,561
Balance outstanding at end of year	—	71,893	38,561
Average interest rate at end of year	—%	1.38%	2.01%
Average interest rate during the year	1.29	1.78	2.59
Warehouse line of credit:
Average balance outstanding	$35,533	$37,909	$34,124
Maximum amount outstanding at any month-end during the year	71,098	66,785	52,389
Balance outstanding at end of year	13,794	16,866	52,389
Average interest rate at end of year	2.13%	2.75%	2.87%
Average interest rate during the year	2.48	2.97	5.00
The Bank:
FHLB advances:
Average balance outstanding	$544,944	$188,027	$56,994
Maximum amount outstanding at any month-end during the year	822,519	289,139	128,690
Balance outstanding at end of year	822,519	289,139	128,690
Average interest rate at end of year	1.83%	2.77%	3.39%
Average interest rate during the year	2.01	3.28	5.03
Securities sold under agreements to repurchase:
Average balance outstanding	$44,253	$44,519	$9,904
Maximum amount outstanding at any month-end during the year	128,295	85,480	35,296
Balance outstanding at end of year	74,475	35,302	35,296
Average interest rate at end of year	1.15%	1.38%	2.00%
Average interest rate during the year	1.27	1.81	4.20

Trust and Investment Services

Since November 2000, we have provided trust and investment services through the Bank’s trust department. We offer trust and investment services in order to provide a full range of services to the middle market commercial businesses, income property real estate investors, related real estate service companies and high net worth individuals and professionals that we serve. Our trust and investment services also offer us an opportunity to cross-sell banking products and services to our trust clients. Our trust department is managed by the Bank’s senior trust officer under the direction of J. Chris Walsh, our Executive Vice President and Head of Relationship

Banking. The administration of the Bank’s trust department is performed by the trust committee of the board of directors of the Bank. The trust department generated $307,000 of revenues during the year ended December 31, 2003, as compared to $198,000 of revenues during the year ended December 31, 2002.

As of December 31, 2003, the Bank’s trust department administered 21 accounts, with aggregate assets of $13.5 million as of such date. We outsourced the money management and investment functions of our trust department through SEI Investment Advisory Group, a leading provider of asset management and investment technology solutions. Through SEI, we are able to offer investment products and asset allocation models to high net worth individuals and small- to medium-sized businesses. Our trust accounts are non-discretionary and are currently primarily invested in fixed income investments. During 2003, the Bank entered into an agreement with UBS Securities to refer our clients to their asset management services in exchange for a referral fee. We are in the process of transferring the asset management of the remaining trust accounts to UBS Securities.

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

ComCap executes fixed income and mortgage-backed securities transactions for our institutional clients. Noninterest income generated by ComCap primarily consists of commission income generated by mark-ups or mark-downs on executed purchases and/or sales transactions completed for our clients. ComCap does not own an inventory, or act as principal in securities transactions, but instead acts as an agent, thereby reducing its risk exposure. ComCap pays commissions to its employees. ComCap has contributed $171,000 of revenues during the year ended December 31, 2003 compared to $657,000 for the period July 1, 2002 through December 31, 2002. The decline in revenue is due to fewer transactions being generated by the Company’s client base.

Commercial Capital Asset Management, Inc.

Commercial Capital Asset Management, Inc. (“CCAM”) was formed during 2003 in order to provide asset management services to investment funds to be made available to accredited investors. While CCAM has been organized, it has not conducted any business to date.

Employees

As of December 31, 2003, we had 103 full-time and 8 part time employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

Regulation of Commercial Capital Bancorp, Inc.

General.    Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund, or SAIF, and not for the benefit of our stockholders. The following information describes aspects of those regulations applicable to us and our subsidiaries, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions. We are a savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the

OTS has enforcement authority over us and our subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Activities Restrictions.    Our activities and the activities of our subsidiaries, other than the Bank or any other SAIF-insured savings association we may hold in the future, are subject to restrictions applicable to bank holding companies. Bank holding companies are prohibited, subject to exceptions, from engaging in any business or activity other than a business or activity that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that specified activities satisfy this closely related to banking standard. These activities include operating a mortgage company, such as CCM, finance company, credit card company, factoring company, trust company or savings association; performing specified data processing operations; providing limited securities brokerage services, acting as an investment or financial advisor; acting as an insurance agent for specified types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing specified courier services. The Federal Reserve Board also has determined that specified other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking nor a proper incident thereto. Legislation enacted in 1999 has expanded the types of activities that may be conducted by qualifying holding companies that register as “financial holding companies.” See “—Recent Banking Legislation—Financial Services Modernization Legislation”.

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

Regulation of Commercial Capital Bank

General.    As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to reserve requirements promulgated by the Federal Reserve Board.

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the Bank’s board of directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into specified transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on us, the Bank and our operations.

Insurance of Deposit Accounts.    The SAIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the Bank:

•	has engaged in unsafe or unsound practices;

•	is in an unsafe or unsound condition to continue operations; or

•	has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, as of December 31, 2003, SAIF members pay zero to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2003 of approximately $0.0154 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Proposed Legislation.    From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation is currently pending in Congress that would:

•	merge the Bank Insurance Fund and the SAIF;

•	increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;

•	double deposit insurance coverage limits for individual retirement accounts; and

•	replace the current fixed 1.25 designated reserve ratio with a reserve range, giving the FDIC discretion in determining a level adequate within this range.

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

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2003, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement and, as shown under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” in Item 7 hereof, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 2003.

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

At December 31, 2003, the Bank’s loans-to-one-borrower limit was $20.9 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, the Bank’s largest single lending relationship had an outstanding balance of $19.9 million, and consisted of eight loans secured by multi-family residential real estate located in California, each of which was performing in accordance with its terms.

Qualified Thrift Lender Test.    Savings associations must meet a qualified thrift lender, or QTL, test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2003, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions.    Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. Commercial Capital Bancorp, CCM and ComCap are each considered to be affiliates of the Bank.

Capital Distribution Limitations.    OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under these regulations, a savings association may, in circumstances described therein:

•	be required to file an application and await approval from the OTS before it makes a capital distribution;

•	be required to file a notice 30 days before the capital distribution; or

•	be permitted to make the capital distribution without notice or application to the OTS.

The OTS regulations require a savings association to file an application if:

•	it is not eligible for expedited treatment of its other applications under OTS regulations;

•	the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

•	it would not be at least adequately capitalized under the prompt corrective action regulations of the OTS following the distribution; or

•	the association’s proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

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

Community Reinvestment Act and the Fair Lending Laws.    Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on an examination conducted in October 2000, the Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

Federal Home Loan Bank System.    The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

The Bank’s required investment in FHLB stock, based on December 31, 2003 financial data, was $41.1 million. At December 31, 2003, the Bank had $41.5 million of FHLB San Francisco stock.

Federal Reserve System.    The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

Activities of Subsidiaries.    A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Recent Banking Legislation

USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Sarbanes-Oxley Act of 2002.    In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”), implementing legislative reforms intended to address corporate and accounting improprieties. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”).

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

Regulation of Non-banking Affiliates

CCM is subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. CCM is also a licensed mortgage broker subject to the regulation and supervision of the California Department of Real Estate.

ComCap is registered with the SEC and is a member of the NASD. ComCap is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions.

ComCap is subject to the net capital requirements set forth in Rule 15c3-1 of the Exchange Act. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If ComCap failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in ComCap losing its NASD membership, its registration with the SEC, or require a complete liquidation.

The SEC’s risk assessment rules also apply to ComCap as a registered broker-dealer. These rules require broker-dealers to maintain and preserve records and certain information, describe risk management policies and procedures, and report on the financial condition of affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

In addition to federal registration, state securities commissions require the registration of certain broker-dealers.

Violations of federal, state and NASD rules or regulations may result in the revocation of broker-dealer licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm.

Item 2.    Properties

The following table sets forth information with respect to our offices at December 31, 2003. All of our office locations are leased.

Office Location	Lease Expiration Date	Total Loan Originations During the Year Ended December 31, 2003	Total Deposits at December 31, 2003
	(Dollars in thousands)
One Venture, 3rd Floor, Irvine, CA 92618(1)(2)	February 28, 2005	$415,964	$515,785

11755 Wilshire Boulevard, Suite 2340, Los Angeles, CA 90025(1)	June 30, 2007	350,023	N/A

201 Corte Madera Avenue, Corte Madera, CA 94925(1)(3)	Month-to-Month	100,649	N/A

480 Third Street Oakland, CA 94607(1)	Month-to-Month	73,092	N/A

16830 Ventura Boulevard, Suite #211, Encino, CA 91436(1)	October 31, 2008	63,649	N/A

5850 Canoga Avenue, #B22, Woodland Hills, CA 91367(1)	May 31, 2006	58,196	N/A

7825 Fay Avenue, Suite 100, La Jolla, CA 92037(1)(2)	July 1, 2011	47,929	20,047

22312 El Paseo, Suite E, Rancho Santa Margarita, CA 92688(2)	June 30, 2007	—	76,963

6529 Riverside Boulevard, Suite 153, Riverside, CA 92506(2)(4)	Month-to-Month	—	32,801

875 Mahler Road, Suite 174, Burlingame, CA 94010(5)	April 30, 2004	—	N/A

During 2003, the company entered into a lease agreement for its proposed Beverly Hills banking office at 9454 Wilshire Blvd., Suite 100, Beverly Hills, CA 90212. The lease period starts May 1, 2004 and expires September 29, 2008.

(1)	Loan origination office.
(2)	Bank office.
(3)	Includes $9,670 of loans originated by the loan originator located in the Sacramento region.
(4)	During 2003, the Company entered into a lease agreement in order to move the Riverside bank office to 1299 University Avenue, Suite 105, Riverside, CA 92507. The lease period starts April 1, 2004 and expires on January 1, 2014.
(5)	Underwriting and processing office.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

On December 20, 2002, the initial public offering of 10,000,000 shares of our common stock was completed. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002. The closing for the sale of an additional 750,000 shares of common stock issued pursuant to an over-allotment option granted to the underwriters on our public offering occurred on January 9, 2003. As of March 5, 2004, we had 30,080,472 shares of common stock outstanding and approximately 42 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

On September 29, 2003, we completed a three-for-two stock split and on February 20, 2004, we completed a four-for-three stock split.

The following table sets forth the high and low stock prices of our common stock for 2002 and 2003. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002 under the stock symbol “CCBI.”

2003	High	Low
Fourth quarter	$16.64	$11.25
Third quarter	12.30	7.95
Second quarter	8.45	5.34
First quarter	5.38	4.05

2002	High	Low
Fourth quarter	$4.50	$4.00

Dividends

The Company has never paid cash dividends on its common stock and presently does not anticipate paying cash dividends in the future. The Company’s ability to pay dividends may be restricted by the Bank’s ability to pay dividends to the Company. See “Business—Regulation of Commercial Capital Bank” in Item 1 hereof.

Recent Sales of Unregistered Securities.

On September 25, 2003, our special purpose business trust, CCB Capital Trust IV, issued $7,500,000 of trust preferred securities in a private placement offering for which Sandler O’Neill and Partners acted as placement agent. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Capital Trust IV relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

On December 19, 2003, our special purpose business trust, CCB Capital Trust V, issued $10,000,000 of trust preferred securities in a private placement offering for which Sandler O’Neill and Partners acted as placement agent. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Capital Trust V relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

Item 6.    Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our historical consolidated financial statements and related notes included in Item 8 hereof and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in item 7 hereof.

On December 22, 2000, Commercial Capital Bancorp became the holding company for CCM and acquired approximately 90% of the Bank. Our reorganization of CCM as a subsidiary of the holding company was treated as a reorganization of entities under common control in a manner consistent with a pooling of interests for accounting purposes and, as a result, periods prior to December 22, 2000 have been restated to reflect such reorganization. Our acquisition of the Bank was treated as a purchase for accounting purposes. Consequently, information at and for the periods prior to December 22, 2000 consists of information relating to Commercial Capital Bancorp and CCM, while information at and for the periods after December 22, 2000 consists of information relating to Commercial Capital Bancorp, the Bank and CCM. Information at and for the years ended December 31, 2003 and 2002 also includes ComCap, which was acquired by Commercial Capital Bancorp on July 1, 2002.

	At or For the Year Ended December 31,(1)
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$1,723,139	$849,469	$423,691	$181,507	$29,931
Loans held for investment, net of allowance for loan losses	1,047,632	469,186	188,797	81,100	—
Loans held for sale	14,893	18,338	52,379	32,106	28,125
Securities(2)	560,729	310,074	119,685	38,628	—
Goodwill	13,035	13,035	13,014	13,950	—
Deposits	645,596	312,279	118,339	60,428	—
Securities sold under agreements to repurchase	74,475	110,993	78,752	14,535	—
Federal Home Loan Bank advances	822,519	289,139	128,690	47,095	—
Trust Preferred Securities	52,500	35,000	15,000	—	—
Warehouse lines of credit	13,794	16,866	52,389	31,967	26,376
Total stockholders’ equity	102,042	77,603	26,802	24,753	2,457
Statement of Operations Data:
Interest income	$66,174	$38,567	$15,879	$3,234	$1,406
Interest expense	24,940	17,649	9,248	3,229	1,275

Net interest income	41,234	20,918	6,631	5	131
Provision for loan losses	1,286	1,609	686	—	—

Net interest income after provision for loan losses	39,948	19,309	5,945	5	131
Noninterest income	9,169	7,615	4,942	2,375	3,500
Noninterest expenses(3)	15,446	10,531	7,507	3,642	4,732

Income (loss) before income tax expense (benefit)	33,671	16,393	3,380	(1,262)	(1,101)
Income tax expense (benefit)	13,242	6,683	1,716	(740)	2

Income (loss) before minority interest and change in accounting principle	20,429	9,710	1,664	(522)	(1,103)
Income allocated to minority interest	—	—	108	—	—

Income (loss) before change in accounting principle	20,429	9,710	1,556	(522)	(1,103)
Cumulative effect of change in accounting principle	—	—	—	—	(156)

Net income (loss)	$20,429	$9,710	$1,556	$(522)	$(1,259)

(Footnotes on following page)

	At or For the Year Ended December 31,(1)
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Per Share Data(4):
Earnings (loss) per share—Basic	$0.70	$0.53	$0.09	$(0.06)	$(0.14)
Earnings (loss) per share—Diluted	0.66	0.50	0.09	(0.06)	(0.14)
Weighted average shares outstanding—Basic	29,329,289	18,231,368	17,361,952	9,186,868	8,902,428
Weighted average shares outstanding— Diluted.	31,111,208	19,457,836	18,007,712	9,186,868	8,902,428
Common shares outstanding at end of year	29,956,372	27,957,716	17,691,528	17,093,732	8,973,614
Book value per share	$3.41	$2.78	$1.51	$1.45	$0.27
Tangible book value per share	2.97	2.31	0.78	0.63	0.27
Operating Data(5):
Performance Ratios and Other Data:
Loan originations	$1,109,502	$760,745	$494,897	$314,948	$315,337
Core loan originations(6)	959,182	688,759	410,784	271,339	293,967
Return on average assets	1.57%	1.50%	0.66%	(1.06)%	(5.06)%
Return on average stockholders’ equity	22.69	27.69	5.98	(18.82)	(39.82)
Equity to assets at end of year	5.92	9.14	6.33	13.64	8.21
Interest rate spread(7)	3.20	3.29	2.56	(0.35)	(0.40)
Net interest margin(7)	3.29	3.38	3.06	0.01	0.68
Efficiency ratio(8)	28.06	33.74	58.40	153.03	130.32
General and administrative expenses to average assets(9)	1.09	1.49	2.88	7.43	19.02
Allowance for loan losses to total loans held for investment at end of year	0.37	0.58	0.58	0.52	—
Nonperforming assets	$129	—	—	—	—
Net charge-offs during the year	60	—	—	—	—
Bank Regulatory Capital Ratios:
Tier 1 risk-based capital	13.47	19.43	14.09	12.16	N/A
Total risk-based capital	13.87	20.03	14.73	12.72	N/A
Tier 1 leverage capital	7.97	11.97	7.89	6.85	N/A

(1)	Please refer to the lead-in to this table for information as to which of our companies are included in the financial data presented for each of the years shown.
(2)	At December 31, 2002, $308.0 million of our securities portfolio was classified as available-for-sale and $2.1 million was classified as held to maturity. For all other periods, all securities are classified as available-for-sale.
(3)	Includes non-cash stock compensation related to restricted stock award agreements entered into with certain executive officers of $353,000, $139,000, $139,000, $871,000 and $855,000 during the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
(4)	Per share data for all periods reflects the three-for-two stock split on September 29, 2003 and the four-for-three stock split on February 20, 2004.
(5)	With the exception of end of year ratios, all average balances for the Bank consist of average daily balances, while certain average balances for Commercial Capital Bancorp, CCM and ComCap consist of average month-end balances, and all ratios are annualized where appropriate.
(6)	Core loan originations represents total loan originations net of loans funded through our broker and conduit channels.
(7)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	Efficiency ratio represents noninterest expenses, excluding amortization of goodwill and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income.
(9)	General and administrative expenses excludes amortization of goodwill and loss on early extinguishment of debt.

The summary quarterly consolidated financial information set forth below is derived from our unaudited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The summary quarterly consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	At or For the Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$1,723,139	$1,449,588	$1,411,821	$1,172,879	$849,469	$752,959	$649,116	$602,208
Loans held for investment, net of allowance for loan losses	1,047,632	857,088	696,955	572,844	469,186	406,477	333,896	282,316
Loans held for sale	14,893	26,514	54,890	76,994	18,338	40,914	45,028	43,156
Securities(1)	560,729	448,960	581,207	446,891	310,074	238,264	228,162	176,641
Goodwill	13,035	13,035	13,035	13,035	13,035	13,035	13,014	13,014
Deposits	645,596	566,410	529,567	408,045	312,279	328,073	256,165	173,328
Securities sold under agreements to repurchase	74,475	—	68,840	134,488	110,993	99,445	106,689	136,835
Federal Home Loan Bank advances	822,519	686,562	606,733	408,097	289,139	213,432	172,974	179,745
Trust Preferred Securities	52,500	42,500	35,000	35,000	35,000	35,000	35,000	35,000
Warehouse line of credit	13,794	26,512	54,967	71,098	16,866	33,057	40,409	43,336
Total stockholders’ equity	102,042	96,102	91,346	84,785	77,603	37,989	33,411	28,239
Statement of Operations Data:
Interest income	19,425	17,060	16,298	13,391	11,406	10,719	9,286	7,156
Interest expense	7,062	6,252	6,299	5,327	5,136	5,086	4,265	3,162

Net interest income	12,363	10,808	9,999	8,064	6,270	5,633	5,021	3,994
Provision for loan losses	—	—	677	609	358	437	293	521

Net interest income after provision for loan losses	12,363	10,808	9,322	7,455	5,912	5,196	4,728	3,473
Noninterest income	1,434	1,486	3,034	3,215	2,615	2,507	1,420	1,073
Noninterest expenses(2)	3,620	3,707	4,574	3,545	3,116	3,383	2,170	1,862

Income before income tax expense	10,177	8,587	7,782	7,125	5,411	4,320	3,978	2,684
Income tax expense	4,019	3,230	3,107	2,886	2,202	1,696	1,646	1,139

Net income	$6,158	$5,357	$4,675	$4,239	$3,209	$2,624	$2,332	$1,545

Per Share Data(3):
Earnings per share—Basic	$0.21	$0.18	$0.16	$0.15	$0.17	$0.15	$0.13	$0.09
Earnings per share—Diluted	0.19	0.17	0.15	0.14	0.16	0.14	0.12	0.08
Weighted average shares outstanding—Basic	29,917,584	29,609,168	29,131,024	28,642,292	19,247,464	17,929,736	17,901,256	17,834,806
Weighted average shares outstanding—Diluted	32,007,081	31,569,969	30,871,625	29,979,068	20,619,888	19,318,934	19,235,092	18,466,412
Common shares outstanding at end of period	29,956,372	29,859,865	29,275,728	28,709,716	27,957,716	17,929,736	17,929,736	17,943,526
Book value per share	$3.41	$3.22	$3.12	$2.95	$2.78	$2.12	$1.86	$1.57
Tangible book value per share	2.97	2.78	2.67	2.50	2.31	1.39	1.14	0.85

(Footnotes on following page)

	At or For the Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands)
Operating Data(4):
Performance Ratios and Other Data:
Loan originations	$304,039	$331,384	$207,128	$266,951	$200,258	$189,290	$179,126	$192,071
Core loan originations(5)	274,884	243,415	183,686	257,197	191,930	170,414	162,238	164,177
Return on average assets	1.56%	1.58%	1.48%	1.70%	1.59%	1.45%	1.54%	1.35%
Return on average stockholders’ equity	24.83	23.84	21.08	20.60	29.03	29.19	29.94	21.37
Equity to assets at end of period	5.92	6.63	6.47	7.23	9.14	5.05	5.15	4.69
Interest rate spread(6)	3.15	3.26	3.17	3.23	3.22	3.22	3.36	3.46
Net interest margin(6)	3.22	3.32	3.29	3.39	3.27	3.26	3.46	3.64
Efficiency ratio(7)	25.82	27.55	29.18	30.08	30.62	35.32	33.69	36.75
General and administrative expenses to average assets(8)	0.90	1.00	1.21	1.36	1.35	1.59	1.44	1.63
Allowance for loan losses to total loans held for investment at end of period	0.37	0.46	0.57	0.58	0.58	0.58	0.57	0.57
Nonperforming assets	$129	$175	$205	$225	$—	$—	$—	$—
Net charge-offs (recoveries) during the period	(4)	64	—	—	—	—	—	—
Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	13.47	13.59	14.54	15.86	19.43	12.07	14.23	17.25
Total risk-based capital ratio	13.87	14.04	15.11	16.43	20.03	12.68	14.86	17.92
Tier 1 leverage capital ratio	7.97	8.28	8.06	9.18	11.97	7.31	8.35	8.51

(1)	At March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002, and March 31, 2002, $444.9 million, $308.0 million, $236.2 million, $226.1 million and $174.6 million, respectively, of our securities portfolio was classified as available-for-sale, and $2.1 million was classified as held to maturity in such periods except at March 31, 2003, the balance was $2.0 million. For all other periods, all securities are classified as available-for-sale.
(2)	Includes non-cash stock compensation related to restricted stock award agreements entered into with certain executive officers of $145,000 during the three months ended June 30, 2003, $208,000 during the three months ended March 31, 2003, $35,000 during the three months ended December 31, 2002, $35,000 during the three months ended September 30, 2002, $35,000 during the three months ended June 30, 2002 and $34,000 during the three months ended March 31, 2002.
(3)	Per share data for all periods reflects the three-for-two stock split on September 29, 2003 and the four-for-three stock split on February 20, 2004.
(4)	With the exception of end of period ratios, all average balances for the Bank consist of average daily balances, while certain average balances for Commercial Capital Bancorp, CCM and ComCap consist of average month-end balances, and all ratios are annualized where appropriate.
(5)	Core loan originations represents total loan originations net of loans funded through our broker and conduit channels.
(6)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)	Efficiency ratio represents noninterest expenses, excluding amortization of goodwill and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income.
(8)	General and administrative expenses excludes amortization of goodwill and loss on early extinguishment of debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a diversified financial institution holding company which conducts operations through the Bank, CCM and ComCap. On December 22, 2000, we completed a reorganization, pursuant to which we became the holding company for CCM. Immediately following this transaction, we acquired the Bank. Our reorganization with CCM was treated as a reorganization of entities under common control in a manner consistent with a pooling of interests for accounting purposes and, as a result, periods prior to December 22, 2000 have been restated to reflect such reorganization. Our acquisition of the Bank was treated as a purchase for accounting purposes. Consequently, financial information at and for the periods prior to December 22, 2000 consists of information relating to Commercial Capital Bancorp and CCM, while financial information at and for the periods after December 22, 2000 consists of information relating to Commercial Capital Bancorp, the Bank and CCM. Information at and for the years ended December 31, 2003 and 2002 also includes ComCap, which was acquired by Commercial Capital Bancorp on July 1, 2002. In addition, because of the relatively recent date of our acquisition of the Bank, we have omitted financial information for the year of the acquisition and prior thereto from certain tables included herein because such information is not meaningful.

Following the formation of CCM in 1998, our revenue primarily consisted of transaction driven, noninterest sources of income, including cash gains on the sale of loans to third parties. To a lesser extent, CCM also earned net interest income with respect to its loans for the brief period of time that CCM warehoused the loans pending their sale. The funding for CCM’s mortgage banking activities was provided through a warehouse line of credit.

The acquisition of the Bank in December 2000 permitted us to broaden our sources and types of revenue, while at the same time provided us with access to additional sources of funds. The acquisition of the Bank provided us with the opportunity to acquire a portion of the loans originated by CCM and increase our purchases of mortgage-backed securities, retaining such loans and investments in the Bank’s portfolio and increasing our net interest income. Consequently, the acquisition of the Bank provided us with an ongoing source of recurring spread income to supplement the transaction-driven, noninterest income we were earning with respect to our mortgage banking activities conducted by CCM. The acquisition of the Bank also provided us with alternative product sources for funding our operations, including deposits, securities sold under reverse repurchase agreements, and FHLB advances. Our access to transaction deposits is particularly valuable to our business strategy because such deposits are generally more relationship-driven and less interest rate sensitive. During 2001, we emphasized growth of the Bank’s balance sheet and during 2002, we increased our emphasis on growing our retail franchise and opened a banking office in south Orange County. From November 2001 through March 2002, we issued $35 million in trust preferred securities and contributed the net proceeds to the Bank to support balance sheet growth. To further support our growth strategy, in December 2002, we completed the initial public offering of our common stock and raised net proceeds of $35.8 million. In January 2003, we issued additional common stock pursuant to the exercise of an over-allotment option granted to our underwriters which raised additional proceeds of $2.8 million. During 2003, we issued an additional $17.5 million of trust preferred securities, $7.5 million in September 2003 and $10.0 million in December 2003, with the net proceeds contributed to the Bank to support additional growth.

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

In September 2003, the Bank opened a banking office in La Jolla, California. The new banking office serves our existing client relationships in San Diego County, the third most populous county in California, behind Los

Angeles and Orange counties. In December 2003, the Bank announced its plans to open a banking office in Beverly Hills, California which is expected to open during the middle of 2004 and which will serve the most populous county in California. We already have an established market presence in Los Angeles County, having originated and funded approximately $1.7 billion of multi-family and commercial real estate loans and attracted approximately $71 million in deposits at December 31, 2003. During the fourth quarter of 2003, the Bank also formed the Financial Services Group, a new business deposit division within Relationship Banking, which attracted approximately $13.8 million of deposits, predominately transaction accounts, during its first two months of operations.

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

Our allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. For additional information, see “Business—Asset Quality—Allowance for Loan Losses” in Item 1 hereof.

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

Operating Segments

Our primary operating segments consist of the Bank and CCM which are separate operating subsidiaries. For total assets and statement of operations information on our primary operating segments as of and for the years ended December 31, 2003, 2002 and 2001, see note 21 to our consolidated financial statements included in Item 8 hereof.

Changes in Financial Condition

General.    Total assets increased 103% from $849.5 million at December 31, 2002 to $1.72 billion at December 31, 2003. The growth in total assets is due to a number of factors. Loans held for investment, net of the allowance for loan losses, increased by $578.4 million, or 123% as we retained a larger amount of originated loans during 2003 as a result of the realignment of the Company’s lending operations on April 1, 2003 (hereinafter referred to as the “Realignment”). See “Business-General” in Item 1 hereof. In addition, our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, increased by $250.7 million, or 81%, during 2003. Total deposits have grown 107% from $312.3 million at December 31, 2002 to $645.6 million at December 31, 2003. Borrowings, including FHLB advances, reverse repurchase agreements and warehouse lines of credit, also increased by $511.3 million during 2003. This growth has been supported by retained earnings, the issuance of common stock and the issuance of trust preferred securities.

Cash and Cash Equivalents.    Cash and cash equivalents (consisting of cash and due from banks, restricted cash and federal funds sold) amounted to $3.4 million at December 31, 2002 and $4.1 million at December 31, 2003. We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities. See “—Liquidity and Capital Resources.”

Securities.    We have significantly increased our securities portfolio during the periods presented, primarily through the purchase of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. We invest in such securities as a means to enhance our returns, as well as to manage our liquidity and capital. Our securities portfolio amounted to $310.1 million, or 36.5%, of our total assets at December 31, 2002 and $560.7 million, or 32.5% of our total assets, at December 31, 2003. At December 31, 2002 and December 31, 2003, all of our securities consisted of U.S. government agency mortgage-backed securities except for a $100,000 investment in a U.S. government security at both year-ends. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. At December 31, 2003, all of our securities portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. At December 31, 2003, our securities classified as available-for-sale had an aggregate of $2.3 million of unrealized losses. See “Business—Investment Activities” in Item 1 hereof.

Net Loans Held for Investment.    Net loans held for investment increased $578.4 million, or 123%, from $469.2 million at December 31, 2002 to $1.05 billion at December 31, 2003. The Realignment resulted in the Bank becoming the originator of most of our loans, and enabled the Bank to hold a significantly increased percentage of our core loan originations. We retained for investment a record $768.0 million, or 80%, of our core loan originations for the year ended December 31, 2003, compared to $338.6 million, or 49%, for the year ended December 31, 2002. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae DUS lender, and our other broker and conduit channels. As a result of the Realignment, we anticipate retaining a greater percentage of our core loan originations than we were able to prior to the Realignment since the Bank was limited by federal regulations to purchasing less than 50% of CCM’s loan production. CCM continues to actively maintain and utilize its independent, third-party provided, warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for reasons which may include the Bank’s loans to one borrower limits, capital constraints, geographic concentrations or for other reasons as determined by management.

Our average loan size for both the multi-family and commercial real estate loans held for investment portfolios at December 31, 2003 was $1.4 million and $1.3 million, respectively.

Loan Originations.    Our consolidated and core loan originations during 2003 totaled a record $1.1 billion and $959.2 million, respectively, primarily consisting of multi-family and commercial real estate loans, compared to $760.7 million and $688.8 million respectively, for 2002. Our total loan originations pipeline was $213.5 million at December 31, 2003.

Deposits.    Total deposits increased 107% from $312.3 million at December 31, 2002 to $645.6 million at December 31, 2003. Our emphasis continues to be gathering transaction accounts (i.e., savings accounts, money market accounts, negotiable order of withdrawal, or NOW, accounts and demand deposits), particularly money market accounts. At December 31, 2003, transaction accounts amounted to $388.0 million, or 60.1% of total deposits, as compared to $185.2 million, or 59.3% of total deposits, at December 31, 2002. The remaining amount of our deposits are comprised of certificates of deposit. Of the Company’s money market deposits at December 31, 2003, the majority was from Orange, Los Angeles, Riverside and San Diego counties, with business deposits accounting for $65.2 million or 18% of the total. During the fourth quarter of 2003, the Bank formed the Financial Services Group, a new business deposit division within Relationship Banking, which attracted approximately $13.8 million of deposits, predominately transaction account deposits, during its first two months of operations. See “Business—Sources of Funds—Deposits” in Item 1 hereof.

Borrowings.    Our primary source of funds has historically consisted of borrowings, primarily FHLB advances, securities sold under agreements to repurchase, a warehouse line of credit and trust preferred securities. Total borrowings amounted to $452.0 million at December 31, 2002 and $963.3 million at December 31, 2003.

Advances from the FHLB of San Francisco amounted to $289.1 million at December 31, 2002 and $822.5 million at December 31, 2003. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Bank utilizes FHLB of San Francisco advances as a funding source for its banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage its interest rate risk by utilizing various maturities made available through the FHLB of San Francisco. Reverse repurchase agreements amounted to $111.0 million at December 31, 2002 and $74.5 million at December 31, 2003. Reverse repurchase agreements represent a competitive cost short-term funding source. See “Business—Sources of Funds—Borrowings” in Item 1 hereof and “—Asset and Liability Management.”

CCM’s mortgage banking operations are primarily funded by a warehouse line of credit. The warehouse line of credit amounted to $16.9 million at December 31, 2002 and $13.8 million at December 31, 2003. At December 31, 2003, CCM had one warehouse line of credit agreement outstanding with RFC, which provides for borrowings of up to $100 million. CCM currently pays interest at the one-month LIBOR plus 100 basis points. CCM is also charged various fees based upon utilization of this line and as a percentage of its quarterly net income. This warehouse line of credit agreement is renewable annually with the next expiration date in August 31, 2004. See “—Asset and Liability Management” and “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Trust preferred securities amounted to $35.0 million at December 31, 2002 and $52.5 million at December 31, 2003. We issued $15.0 million of trust preferred securities on November 28, 2001, $5.0 million of trust preferred securities on March 15, 2002, $15.0 million of trust preferred securities on March 26, 2002, $7.5 million of trust preferred securities on September 25, 2003 and $10.0 million of trust preferred securities on December 19, 2003. In each case, the trust preferred securities were issued through newly-created special purpose business trust subsidiaries. Each issuance of trust preferred securities has a 30-year maturity, a five-year call feature and pays interest at a designated margin over either six month or three month LIBOR. The issuance of trust preferred securities has increased the Bank’s Tier 1 capital through our contribution of virtually all of the net proceeds to the Bank. See “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Stockholders’ Equity.    Stockholders’ equity increased from $77.6 million at December 31, 2002 to $102.0 million at December 31, 2003. The increase in stockholders’ equity reflected the $20.4 million in net income and the $2.8 million of net proceeds from the issuance of additional shares of common stock when the underwriters of our public offering exercised their over allotment option in January 2003. In addition, stockholders’ equity increased by $983,000 during 2003 for the amortization and delivery of restricted stock awards as well as a $5.2 million increase due to the exercise of stock options. These increases in stockholder’s equity were partially offset by a $4.9 million decrease in the mark-to-market of securities, net of taxes.

Results of Operations

General.    Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM. The Bank has become a greater contributor to our earnings as a result of the Realignment. Our results of operations depend substantially on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven by our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as banking, servicing and trust fees. In addition, beginning in the third quarter of 2002, we also began earning brokerage fees from ComCap. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $20.4 million, $9.7 million and $1.6 million for the years ending December 31, 2003, 2002 and 2001. As a result of our deploying the proceeds raised in connection with our stock offerings during 2002, and the additional capital raised from our issuance of trust preferred securities, as well as retained earnings, we were able to substantially increase our net income during the years ended December 31, 2003, 2002 and 2001. These increases reflect significant increases in net interest income resulting from an increase in interest-earning assets. During the year ended December 31, 2003, we reported a return on average assets of 1.57% and a return on average stockholders’ equity of 22.69%, as compared to a return on average assets of 1.50% and a return on average stockholders’ equity of 27.69% for the year ended December 31, 2002 and a return on average assets of 0.66% and a return on average stockholders’ equity of 5.98% for the year ended December 31, 2001. The lower return on average equity in 2003 compared to 2002 is due to the higher average equity as a result of our initial public offering in December 2002.

Net Interest Income.    Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $41.2 million, $20.9 million and $6.6 million during the years ended December 31, 2003, 2002 and 2001, respectively. The significant increases in net interest income, reflect the substantial increases in interest-earning assets, primarily loans and securities. The increases in our interest earning assets reflect our strategy of growing our loan and securities portfolio through our retention of multifamily and commercial real estate loans and the purchase of mortgage-backed securities.

Beginning in the fourth quarter of 2001 and continuing through the years ended December 31, 2002, and 2003, we have been extending the durations of our borrowings, primarily FHLB advances. In addition, during 2002 and 2003, we prepaid $66.0 million and $67.2 million, respectively, of fixed rate FHLB advances and replaced them with lower costing, longer duration, fixed rate FHLB advances. Our net interest margin was 3.29%, 3.38% and 3.06% during the years ended December 31, 2003, 2002 and 2001, respectively.

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

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$751,004	$43,878	5.84%	$383,771	$25,251	6.58%	$152,583	$11,878	7.78%
Securities(2)	463,319	21,005	4.53	219,731	12,700	5.78	57,043	3,690	6.47
FHLB stock	28,459	1,240	4.36	10,229	559	5.46	3,031	168	5.54
Cash and cash equivalents(3).	8,654	51	0.59	5,726	57	1.00	4,394	143	3.25

Total interest-earning assets	1,251,436	66,174	5.29	619,457	38,567	6.22	217,051	15,879	7.32
Noninterest-earning assets	46,488			27,851			17,405

Total assets	$1,297,924			$647,308			$234,456

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$278,354	6,050	2.17	$83,570	2,455	2.94	$14,539	576	3.96
Certificates of deposit	209,913	4,049	1.93	155,590	4,196	2.70	67,176	3,347	4.98

Total deposits	488,267	10,099	2.07	239,160	6,651	2.78	81,715	3,923	4.80
Securities sold under agreements to repurchase.	86,686	1,108	1.28	106,153	1,916	1.80	20,032	668	3.33
FHLB advances	544,944	10,975	2.01	188,027	6,162	3.28	56,994	2,864	5.03
Warehouse line of credit	35,533	882	2.48	37,909	1,126	2.97	34,124	1,707	5.00
Trust Preferred Securities	37,349	1,876	5.02	30,470	1,794	5.89	1,375	86	6.25

Total interest-bearing liabilities	1,192,779	24,940	2.09	601,719	17,649	2.93	194,240	9,248	4.76

Noninterest-bearing deposits.	8,649			6,123			10,369
Other noninterest-bearing liabilities	6,472			4,405			2,807

Total liabilities	1,207,900			612,247			207,416
Minority interest	—			—			1,020
Stockholders’ equity	90,024			35,061			26,020

Total liabilities, minority interest and stockholders’ equity	$1,297,924			$647,308			$234,456

Net interest-earning assets	$58,657			$17,738			$22,811

Net interest income/interest rate spread		$41,234	3.20%		$20,918	3.29%		$6,631	2.56%

Net interest margin			3.29%			3.38%			3.06%

(1)	The average balance of loans receivable includes loans held for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

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

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002				Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Increase (decrease) due to			Total Net Increase (Decrease)	Increase (decrease) due to			Total Net Increase (Decrease)
	Rate	Volume	Rate/ Volume		Rate	Volume	Rate/ Volume
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(2,840)	$24,164	$(2,697)	$18,627	$(1,831)	$17,986	$(2,782)	$13,373
Securities	(2,747)	14,080	(3,028)	8,305	(394)	10,526	(1,122)	9,010
FHLB stock	(113)	995	(201)	681	(2)	399	(6)	391
Cash and cash equivalents	(23)	29	(12)	(6)	(99)	43	(30)	(86)

Total net change in income on interest-earning assets	(5,723)	39,268	(5,938)	27,607	(2,326)	28,954	(3,940)	22,688

Interest-bearing liabilities:
Deposits:
Transaction accounts	(643)	5,726	(1,488)	3,595	(148)	2,734	(707)	1,879
Certificates of deposit	(1,198)	1,467	(416)	(147)	(1,532)	4,403	(2,022)	849

Total deposits	(1,841)	7,193	(1,904)	3,448	(1,680)	7,137	(2,729)	2,728
Securities sold under agreements to repurchase	(552)	(350)	94	(808)	(306)	2,868	(1,314)	1,248
FHLB advances	(2,388)	11,707	(4,506)	4,813	(997)	6,591	(2,296)	3,298
Warehouse line of credit	(186)	(71)	13	(244)	(693)	189	(77)	(581)
Trust Preferred Securities	(265)	405	(58)	82	(5)	1,818	(105)	1,708

Total net change in expense on interest-bearing liabilities	(5,232)	18,884	(6,361)	7,291	(3,681)	18,603	(6,521)	8,401

Change in net interest income	$(491)	$20,384	$423	$20,316	$1,355	$10,351	$2,581	$14,287

Interest Income.    Total interest income amounted to $66.2 million, $38.6 million and $15.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans and securities.

Interest income on loans totaled $43.9 million, $25.3 million and $11.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increases in interest income on loans reflect the increases in our average balance of loans receivable, resulting from our ability to retain a larger amount of its loan originations during such periods. We retained $768.0 million, $338.6 million and $146.3 million of core loan originations during the years ended December 31, 2003 and 2002 and 2001, consisting primarily of loans secured by multi-family residential properties. The average yield earned on our loans receivable amounted to 5.84% during the year ended December 31, 2003, compared to 6.58% during the year ended December 31, 2002 and 7.78% during the year ended December 31, 2001. The decline in the average yield reflected the overall decrease in market rates of interest that occurred over these periods.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $22.3 million, $13.3 million and $4.0 million for the years ended December 31, 2003, 2002 and 2001. We actively manage our securities portfolio in response to changes in interest rates. During the year ended December 31, 2001, we purchased $208.5 million of securities and sold or experienced repayments or prepayments of $126.3 million. During the year ended December 31, 2002, we purchased $337.4 million of securities and sold or experienced repayments or prepayments of $154.2 million and decreased our investment in 30-year mortgage-backed securities and increased our investment in 15-year and 7-year mortgage-backed securities. During the year ended December 31, 2003, we purchased $737.4 million of securities and sold or experienced repayments or prepayments of $478.2 million and increased our investments in 7/1 adjustable-rate mortgage-backed securities. The effect on interest income of the increase in the average balance of securities during the years ended December 31, 2003, 2002 and 2001 was partially offset by a decrease in the average yield earned on such assets during these periods. The decrease in the average yield during the years ended December 31, 2003, 2002 and 2001 was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during such periods. As a result of the foregoing, the average yield earned on securities and other interest-earning assets declined from 6.21% for the year ended December 31, 2001 to 5.65% for the year ended December 31, 2002 to 4.46% for the year ended December 31, 2003.

Interest Expense.    Total interest expense was $24.9 million, $17.6 million and $9.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our interest expense increased significantly due to the funding requirements for our balance sheet growth.

Interest expense on deposits totaled $10.1 million during the year ended December 31, 2003, $6.7 million during the year ended December 31, 2002 and $3.9 million during the year ended December 31, 2001. Our average balance of interest-bearing deposits increased from $81.7 million for the year ended December 31, 2001 to $239.2 million for the year ended December 31, 2002 to $488.3 million for the year ended December 31, 2003. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods. The average rate paid on interest-bearing deposits declined from 4.80% for the year ended December 31, 2001 to 2.78% for the year ended December 31, 2002 and 2.07% for the year ended December 31, 2003.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, a warehouse line of credit and trust preferred securities, amounted to $14.8 million, $11.0 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our average balance of borrowings has increased from $112.5 million for the year ended December 31, 2001 to $362.6 million for the year ended December 31, 2002 to $704.5 million for the year ended December 31, 2003. The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods. As discussed previously, we have been lengthening the durations of our borrowings starting in the fourth quarter of 2001 partially through the prepayment of $66.0 million and $67.2 million during 2002 and 2003, respectively, in fixed rate FHLB advances and replacing them with lower costing, longer duration FHLB advances. The average rate paid on borrowings declined from 4.73% for the year ended December 31, 2001 to 3.03% for the year ended December 31, 2002 to 2.11% for the year ended December 31, 2003.

Asset Quality and the Provision for Loan Losses.    At December 31, 2003, we had one nonperforming business loan with an outstanding principal balance of $129,000, which is our only nonperforming asset and impaired loan. This loan has been restructured and is performing in accordance with its revised terms. Nonperforming assets represented 0.01% of total assets at December 31, 2003. We had no nonperforming assets at December 31, 2002 or December 31, 2001. During 2003, we had a net charge-off of $60,000 on one business line of credit. No multifamily or commercial real estate loan is more than one payment past due at December 31, 2003. At December 31, 2003, our multi-family real estate loans held for investment, at origination, had a weighted average loan to value ratio of 67.7%, and a weighted average debt coverage ratio of 1.30, and commercial real estate loans, at origination, had a weighted average loan to value ratio of 65.0%, and a weighted average debt coverage ratio of 1.38.

We recorded provisions for loan losses of $1.3 million, $1.6 million and $686,000 for the years ended December 31, 2003 and 2002 and 2001, respectively. We completed our comprehensive asset quality review during the third quarter of 2003 and used this current information to calculate the allowance for loan losses based on, among other qualitative and quantitative factors, updated industry and peer comparison data. This comprehensive review indicated that a provision for loan losses for the third and fourth quarters of 2003 was not required, despite the significant growth in loans, and that the allowance for loan losses is adequate to cover potential losses inherent in the loan portfolio. Future additions to the allowance for loan losses may be required as a result of the factors described below. See “Business-Asset Quality-Allowance for Loan Losses” in Item 1 hereof.

Management believes that its allowance for loan losses at December 31, 2003 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our multi-family residential and commercial loan portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income.    The following table sets forth information regarding our noninterest income for the periods shown.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$2,168	$4,577	$2,671
Mortgage banking fees, net	740	439	645
Banking and servicing fees	1,351	403	114
Trust fees	307	198	88
Bank-owned life insurance income	617	315	—
Securities brokerage fees	171	657	—
Gain on sale of securities	3,815	1,026	1,424

Total noninterest income	$9,169	$7,615	$4,942

Total noninterest income was $9.2 million, $7.6 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our noninterest income amounted to 12.2% of total revenues (which is comprised of total interest income and total noninterest income) during the year ended December 31, 2003, as compared to 16.5% of total revenues during the year ended December 31, 2002, and 23.7% during the year ended December 31, 2001. While our noninterest income increased during 2003 and 2002, the decrease in noninterest income as a percentage of total revenues was due to larger increases in total interest income during the periods as we continue to benefit from retaining a significantly higher percentage of our originations as loans held for investment. A significant portion of our noninterest income is derived from our mortgage banking activities. Income earned from our mortgage banking operations is considered recurring core income for us and consists of cash gains on sales of loans which are generally sold at a premium in excess of 1.0% of the loan amount, and mortgage banking fees (i.e., fees received on the conduit and brokered loan originations less commissions paid to our loan agents).

Total noninterest income increased by $1.6 million, or 20%, during the year ended December 31, 2003, as compared to the year ended December 31, 2002, primarily due to a $2.8 million increase in gain on sale of securities, and a $948,000 increase in banking and servicing fees which was partially offset by a decline of $2.4 million in gain on sale of loans. We generated the gain on sales of securities as we restructure our investment portfolio to respond to changes in the interest rate environment. The higher banking and servicing fees reflects the receipt of prepayment fees as we experienced a larger volume of prepayments during 2003 compared to 2002. The decline in the gain on sale of loans is due to the restructure which resulted in the Bank retaining a greater percentage of loan originations instead of CCM’s selling loans to third parties. During the year ended December 31, 2003, CCM sold, servicing released, $153.7 million of loans to third parties as compared to $384.0 million of such sales during the year ended December 31, 2002. The increase in mortgage banking fees reflects an increase in the amount of loans originated and sold through conduit and brokered channels during the year ended December 31, 2003, as compared to the same period in 2002. The increase in bank-owned life insurance (BOLI) income is due to additional purchases of BOLI to fund benefit costs. Securities brokerage fees declined due to smaller transaction volume generated by our client base. See “Business—Trust and Investment Services” in Item 1 hereof.

Total noninterest income increased by $2.7 million, or 54%, during the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to a $1.9 million, or 71%, increase in gain on sale of loans, which was partially offset by a decline of $206,000, or 32%, in mortgage banking fees. During the year ended December 31, 2002, CCM sold, servicing released, $384.0 million of loans to third parties as compared to $234.0 million of such sales during the year ended December 31, 2001. The decline in mortgage banking fees reflects a decline in the amount of loans originated and sold through conduit and brokered channels during the year ended December 31, 2002, as compared to the same period in 2001. Also contributing to the increase in noninterest income was a $289,000 increase in banking and servicing fees and a $110,000 increase in trust fees during the year ended December 31, 2002, as compared to the same period in 2001. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans, while the increase in trust fees reflects the Bank’s creation of a trust department in November 2000. Securities brokerage fees of $657,000 were included in noninterest income for the year ended December 31, 2002, which represents the income generated by ComCap subsequent to its acquisition on July 1, 2002. The BOLI income of $315,000 is due to the purchase of BOLI during 2002 to fund benefit costs. See “Business—Trust and Investment Services” in Item 1 hereof.

Noninterest Expenses.    The following table sets forth information regarding our noninterest expenses for the periods shown.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$7,658	$5,287	$4,067
Severance	671	—	—
Non-cash stock compensation	353	139	139
Occupancy and equipment	1,350	1,176	1,024
Marketing	825	685	70
Professional and consulting	806	519	201
Insurance premiums	505	245	120
Data processing	393	285	241
Amortization of goodwill	—	—	748
Early extinguishment of debt	1,301	903	—
Other	1,584	1,292	897

Total noninterest expenses	$15,446	$10,531	$7,507

Total noninterest expenses amounted to $15.4 million, $10.5 million and $7.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total noninterest expense increased by $4.9 million, or 47%, during the year ended December 31, 2003, as compared to the year ended December 31, 2002, due primarily to higher compensation costs. The increase in compensation costs is due to the hiring of additional personnel to support our growth. During the first and second quarters of 2003, we incurred $430,000 and $241,000, respectively, in severance costs associated with the departure of an executive officer during each quarter. Non-cash stock compensation expense associated with restricted stock award agreements amounted to $353,000 during the year ended December 31, 2003 and $139,000 during both the years ended December 31, 2002 and 2001. The Bank opened a new branch in a high-end retail center located in south Orange County, California in the third quarter of 2002 and in La Jolla, California during the third quarter of 2003, which increased both compensation and occupancy and equipment expense, as well as other costs associated with expanding its retail banking franchise. The increase in total noninterest expenses for the year ending December 31, 2003, as compared to the year ending December 31, 2002 was also due to higher professional costs primarily as a result of higher legal and auditing costs. The higher insurance premiums reflects the increasing costs in the insurance market, the increase in coverages to reflect our asset growth as well as higher FDIC insurance premiums due to the increase in deposits. Noninterest expenses during the year ended December 31, 2002 includes a $1.3 million in costs associated with the early extinguishment of FHLB advances. Gains with respect to the sale of mortgage-backed securities offset the loss on extinguishment of such FHLB advances. In connection with the prepayment of such FHLB advances, the Bank entered into new FHLB advances with both lower rates and longer maturities.

Total noninterest expense increased by $3.0 million, or 40.3%, during the year ended December 31, 2002, as compared to the year ended December 31, 2001, due primarily to higher compensation and marketing costs. The increase in compensation costs is due to the hiring of additional personnel to support the Company’s growth and due to higher performance-based compensation in addition to $415,000 of compensation costs associated with ComCap, which was acquired on July 1, 2002. Non-cash stock compensation expense associated with restricted stock award agreements amounted to $139,000 during each of the years ended December 31, 2002 and 2001. The Bank opened a new branch in a high-end retail center located in south Orange County, California in the third quarter of 2002, which increased both compensation and occupancy and equipment expense, as well as other costs associated with expanding its retail banking franchise. The $615,000 increase in marketing costs is primarily due to the promotion of our money market programs and other deposit products and services. The increase in total noninterest expenses for the year ending December 31, 2002, as compared to the year ending December 31, 2001 was also due to higher professional costs primarily as a result of the implementation of a more comprehensive internal audit program. Noninterest expenses during the year ended December 31, 2002 includes a $903,000 in costs associated with the early extinguishment of FHLB advances. Gains with respect to the sale of mortgage-backed securities offset the loss on extinguishment of such FHLB advances. In connection with the prepayment of such FHLB advances, the Bank entered into new FHLB advances with both lower rates and longer maturities.

Income Taxes.    We recognized $13.2 million, $6.7 million and $1.7 million of income tax expense during the years ended December 31, 2003, 2002 and 2001. Our effective tax rate was 39.3% for the year ended December 31, 2003 compared to 40.8% for the year ended December 31, 2002 and 50.8% for the year ended December 31, 2001. The decline in our effective tax rate during 2003 compared to 2002 reflects the realization of a larger amount of tax benefits from certain multi-family and commercial real estate loans located in California Enterprise Zones, as well as recognition of affordable housing tax credits. The relatively high effective tax rate for the year December 31, 2001 reflected goodwill amortization which was not deductible for tax purposes. In accordance with SFAS No. 142, we were no longer required to amortize our goodwill as of January 1, 2002.

Income Allocated to Minority Interest.    On December 22, 2000, we acquired approximately 90% of the outstanding shares of common stock of the Bank. We acquired the remaining outstanding shares of common stock of the Bank on December 31, 2001 for a cash purchase price of $1.2 million. Consequently, for the period between December 22, 2000 and December 31, 2001, we allocated a portion of the Bank’s net income to this minority interest. This resulted in a $108,000 allocation of income to minority interest for the year ended December 31, 2001. As a result of our purchase of the remaining shares of common stock of the Bank on December 31, 2001, the Bank is now a wholly owned subsidiary.

Asset and Liability Management

General.    Changes in interest rates can have a variety of effects on our business. In particular, changes in interest rates affect our net interest income, net interest margin, net income, the value of our securities portfolio, and the volume of loan originations.

Our asset and liability management function is under the guidance of the Bank’s ALCO, which is comprised of the Bank’s senior executive officers. The ALCO meets at least quarterly to review, among other things, the sensitivity of the Bank’s earnings to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of loans, investments and borrowings. In connection therewith, the ALCO reviews the Bank’s liquidity, cash flow needs, the repricing and maturities of loans, investments, deposits and borrowings and current market conditions and interest rates.

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

In addition to quarterly ALCO meetings, the Bank’s management reviews, on an on-going basis, the sensitivity of the Bank’s earnings to interest rate changes in connection with its evaluation of potential loans and securities to be acquired, the pricing of deposits and various forms of borrowings, and other operating and strategic decisions made on behalf of the Bank. Consequently, the Bank’s management is constantly engaged in a dynamic process of evaluating pricing, volumes and mix of both assets and liabilities as they relate to earnings vulnerability and volatility in varying interest rate environments.

The ALCO’s and management’s primary interest rate sensitivity monitoring tool is an asset/liability simulation model which is run on an as-needed basis (at least quarterly) and is designed to capture the dynamics of balance sheet, rate and spread movements and to quantify variations in net interest income, net interest margin and net income under different interest rate environments. The Bank also utilizes, for regulatory purposes, market value analysis, which addresses the change in equity value resulting from movements in interest rates. The market value of equity is estimated by valuing the Bank’s assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. Market value analysis is intended to evaluate the impact of immediate and sustained interest rate shifts of the current yield curve upon the market value of the current balance sheet.

A more conventional but limited ALCO monitoring tool involves an analysis of the extent to which assets and liabilities are interest rate sensitive and measuring the Bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceed interest rate sensitive assets.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. At December 31, 2003, the Bank’s interest-earning assets which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $98.2 million, or 5.8% of total assets.

One of the primary goals of the Bank’s ALCO is to effectively model and manage the duration of the Bank’s assets and liabilities so that the respective durations and cash flows of such assets and liabilities are matched as closely as possible. This can be accomplished either by adjusting the Bank’s balance sheet or by utilizing off-balance sheet instruments in order to synthetically adjust the duration of the Bank’s assets and/or liabilities. The Bank has not historically used interest rate swaps, options, futures or other instruments to manage its interest rate risk and, instead, manages such risk on its balance sheet by investing in adjustable-rate loans, purchasing mortgage-backed securities with selected average lives and durations and adjusting the maturities of its borrowings, as described below.

At December 31, 2003, $1.04 billion, or 99.2%, of the Bank’s total loans consisted of multi-family residential or commercial real estate loans. The Bank’s multi-family residential and commercial real estate loans either consist of pure adjustable-rate loans indexed to various CMT- or LIBOR-based indices or are hybrid adjustable-rate loans which are fixed for a period of up to seven years and then adjust based on a spread, determined at origination, over the applicable index. At December 31, 2003, of the Bank’s $1.04 billion of total multi-family and commercial real estate loans held for investment, $1.02 billion, or 97.5%, had interest rates which adjust within a five-year period, of which $494.1 million, or 47.3%, had interest rates which adjust within a one-year period.

The Bank’s securities portfolio consists primarily of U.S. government agency mortgage-backed securities. During 2003, the Bank continued decreasing its investment in fixed-rate U.S. government agency mortgage-

backed securities which mature in 30 years and increasing its investment in similar securities that mature within 15 years. The Bank also began investing in hybrid agency mortgage-backed securities with an initial fixed rate period of seven years, adjusting to a current market rate index, either one-year CMT or one-year LIBOR, plus a margin thereafter. At December 31, 2003, $274.4 million, or 49.1%, of the Bank’s mortgage-backed securities portfolio carried maturities of 15 years or less while $226.6 million, or 40.6%, of the Bank’s mortgage-backed securities are seven year hybrids with 30 year final maturities.

Prior to 2002, the Bank primarily relied on shorter-term sources of funds in order to fund its operations. Beginning in the fourth quarter of 2001 and continuing in 2002, management began to extend the maturities on its borrowings, primarily through term FHLB advances. In addition, the Bank has placed a greater emphasis on attracting deposit relationships which provide money market and other transaction accounts. At December 31, 2003, $642.5 million, or 78.2%, of the Bank’s FHLB advances, excluding the remaining purchase accounting adjustment of $1.0 million, matured in excess of one year ($27.0 million of which are callable by the FHLB of San Francisco) and the Bank had $388.0 million of transaction accounts, which represented 60.1% of total deposits as of such date.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of December 31, 2003, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$3,761	$3,761
Securities(1)(2)	140,631	150,591	104,458	204,319	599,999
Single-family residential loans(3)	2,444	217	360	172	3,193
Multi-family residential loans(3)	512,592	266,176	148,030	8,265	935,063
Commercial real estate loans(3)	42,723	31,357	29,665	4,815	108,560
Commercial business and consumer loans(3)	5,681	14	7	9	5,711
Other assets(4)	—	—	—	51,341	51,341

Total	704,071	448,355	282,520	272,682	1,707,628

Liabilities:
Certificates of deposit	$160,921	$96,635	$—	$—	$257,556
Demand deposit accounts	—	—	—	12,289	12,289
NOW accounts(5)	471	330	141	—	942
Money market account(5)	189,510	132,657	56,853	—	379,020
Savings accounts(5)	1,350	945	405	—	2,700
FHLB advances(6)	179,169	615,840	340	27,170	822,519
Securities sold under agreements to repurchase	74,475	—	—	—	74,475
Other liabilities(7)	—	—	—	11,280	11,280

Total	605,896	846,407	57,739	50,739	1,560,781

Excess (deficiency) of total assets over total liabilities	$98,175	$(398,052)	$224,781	$221,943

Cumulative excess (deficiency) of total assets over total liabilities	$98,175	$(299,877)	$(75,096)	$146,847

Cumulative excess (deficiency) of total assets over total liabilities	5.75%	(17.56)%	(4.40)%	8.60%

(Footnotes on following page)

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale. Reflects estimated prepayments in the current interest rate environment.
(2)	Includes FHLB stock.
(3)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan premiums, deferred fees, goodwill, bank owned life insurance, accrued interest receivable and other assets.
(5)	Although the Bank’s negotiable order of withdrawal (“NOW”) accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following allocation of principal balances for NOW accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. If the principal balance for NOW accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $93.2 million, or 5.5% of total assets.
(6)	Adjustable-rate advances are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate advances are included in the periods in which they are scheduled to mature. Balances include the amortization of the remaining purchase accounting adjustment of $1.0 million at December 31, 2003.
(7)	Includes accrued interest payable and other liabilities.

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

As a result of the foregoing limitations, the Bank also uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s net interest income, net interest margin and net income (taking into account the Bank’s budget, index lags, rate floors and caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on net interest income, net interest margin and net income in the event of an increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, a gradual increase in interest rates of 200 basis points during the twelve months following December 31, 2003 would decrease projected net interest income 4.5%, while a decline in interest rates of 100 basis points would increase projected net interest income by 3.3%.

Management believes that all of the assumptions used in the foregoing analysis to evaluate the vulnerability of its net interest income to changes in interest rates approximate actual experiences and considers them to be reasonable. However, the interest rate sensitivity of the Bank’s assets and liabilities and the estimated effects of changes in interest rates on the Bank’s net interest income indicated in the above table could vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

Although our asset and liability management function is primarily focused on the Bank, CCM and Commercial Capital Bancorp are also generally exposed to interest rate risk. Changes in interest rates affect CCM’s net interest income with respect to its loans held for sale. Commercial Capital Bancorp has $52.5 million of trust preferred securities which have interest rates tied to LIBOR and adjust each 3 months or 6 months.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At December 31, 2003, the Bank had $38.7 million in available FHLB borrowing capacity, and $188.2 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values and the Bank may in the future securitize a portion of its loans. At December 31, 2003, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase loans of $62.8 million. Certificates of deposit which are scheduled to mature within one year totaled $160.9 million at December 31, 2003, and borrowings that are scheduled to mature within the same period amounted to $253.6 million at such date.

Liquidity management at CCM focuses on CCM’s ability to generate sufficient cash to fund its loan commitments, to make principal and interest payments with respect to outstanding borrowings and to pay its operating expenses. CCM’s need for liquidity is affected by the level of its loan commitments and loan demand, its ability to sell the loans that it originates and the amount of time CCM holds its loans pending their sale. CCM’s principal sources of liquidity consist of proceeds generated from the sale of loans and its warehouse line of credit. At December 31, 2003, CCM had $86.2 million in available borrowing capacity under its warehouse line of credit. At December 31, 2003, CCM had outstanding commitments to originate loans of $2.3 million.

Liquidity management at the holding company level focuses on Commercial Capital Bancorp’s ability to generate sufficient cash to fund its operating expenses. At December 31, 2003, our annual interest payments with respect to our outstanding trust preferred securities amounted to $2.4 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $6.4 million at December 31, 2003, and dividends from CCM. To the extent that CCM were at some future date to lack the capacity to pay dividends to us, we would require dividends from the Bank to satisfy our obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the OTS could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. As of December 31, 2003, after taking into consideration limitations contained in its warehouse line of credit, CCM could pay up to $322,000 in dividends to us. As of such date, the Bank could dividend up to $27.6 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

Capital Resources.    The following table reflects the Bank’s actual levels of regulatory capital as of December 31, 2003 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$139,112	13.9%	$80,250	8.0%	$100,313	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	135,170	13.5	40,125	4.0	60,188	6.0
Tier I (core) capital (to adjusted assets)(1)	135,170	8.0	67,871	4.0	84,839	5.0
Tangible capital (to tangible assets)(1)	135,170	8.0	25,452	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $1.7 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.0 billion.
(2)	See “Business—Regulation of Commercial Capital Bank—Regulatory Capital Requirements and Prompt Corrective Action” in Item 1 hereof.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual cash obligations, excluding deposits, as of December 31, 2003:

	Total	Payment due period
		Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Contractual cash obligations:
FHLB advances(1)	$821,500	$179,000	$615,500	$—	$27,000	(2)
Warehouse line of credit	13,794	13,794	—	—	—
Securities sold under agreements to repurchase	74,475	74,475	—	—	—
Trust Preferred Securities	52,500	—	—	—	52,500
Lease obligations	4,677	1,076	1,572	1,167	862

Total contractual cash obligations	$966,946	$268,345	$617,072	$1,167	$80,362

(1)	Net of purchase accounting adjustments of $1.0 million.
(2)	Consists of advances which have a scheduled ten-year maturity but can be redeemed by the FHLB of San Francisco at their option on a quarterly basis.

In the normal course of business, we enter into off-balance sheet arrangements consisting of commitments to fund multi-family and commercial real estate loans and lines of credit. The following table presents these off-balance sheet arrangements at December 31, 2003:

	Unfunded Commitments	Amount of Commitment Expiration Per Period
		Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commercial and mortgage banking commitments:
Lines of credit	$12,829	$12,827	$—	$—	$2
Multi-family and commercial real estate loans	52,244	50,666	1,578	—	—

Total commercial and mortgage banking commitments	$65,073	$63,493	$1,578	$—	$2

These off-balance sheet arrangements do not have a significant effect on our liquidity and capital resources. See “—Liquidity and Capital Resources”. See footnote 1p and footnote 13 to our consolidated financial statements in Item 8 hereof for information on how we account for these loan commitments.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests, and it is anticipated that the effect on the Company’s Consolidated Statement of Financial Condition could be an increase of approximately $1.6 million to both assets and liabilities due to the deconsolidation of subsidiary trusts. See footnote 11 to the Company’s consolidated financial statements for additional information required by FIN 46R.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements, as the trust preferred securities of the Company’s subsidiary trusts continued to be reported as a liability on the consolidated statements of financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Condition and Results of Operations—Asset and Liability Management” in Item 7 hereof.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Commercial Capital Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002.

/s/    KPMG LLP

Los Angeles, California

February 27, 2004

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2003	2002
Assets
Cash and cash equivalents:
Cash and due from banks	$3,540	$2,907
Restricted cash	526	501

	4,066	3,408
Securities available-for-sale	560,729	308,032
Securities held-to-maturity, at amortized cost (fair value of $0 and $2,220)	—	2,042
Federal Home Loan Bank stock, at cost	41,517	15,701
Loans, net of allowance for loan losses of $3,942 and $2,716	1,047,632	469,186
Loans held-for-sale	14,893	18,338
Premises and equipment, net	1,534	976
Accrued interest receivable	6,827	3,543
Goodwill	13,035	13,035
Bank-owned life insurance	17,925	8,460
Other assets	14,981	6,748

	$1,723,139	$849,469

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$12,125	$5,606
Interest-bearing:
Money market accounts	372,273	176,194
Savings accounts	2,700	2,109
NOW accounts	942	1,299
Certificate accounts	257,556	127,071

	645,596	312,279
Securities sold under agreements to repurchase	74,475	110,993
Advances from Federal Home Loan Bank	822,519	289,139
Warehouse line of credit	13,794	16,866
Trust Preferred Securities	52,500	35,000
Deposits held in trust	526	501
Accrued interest payable and other liabilities	11,687	7,088

Total liabilities	1,621,097	771,866

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 29,956,372 and 27,957,716 shares	30	28
Additional paid-in capital	72,960	64,430
Deferred compensation	—	(416)
Retained earnings	30,413	9,984
Accumulated other comprehensive gain (loss)	(1,361)	3,577

Total stockholders’ equity	102,042	77,603

	$1,723,139	$849,469

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Interest income on:
Loans	$43,878	$25,251	$11,878
Securities	21,005	12,700	3,690
FHLB stock	1,240	559	168
Federal funds sold and interest-bearing deposits in other banks	51	57	143

Total interest income	66,174	38,567	15,879

Interest expense on:
Deposits	10,099	6,651	3,923
Advances from Federal Home Loan Bank	10,975	6,162	2,864
Warehouse line of credit	882	1,126	1,707
Trust Preferred Securities	1,876	1,794	86
Securities sold under agreements to repurchase	1,108	1,916	668

Total interest expense	24,940	17,649	9,248

Net interest income	41,234	20,918	6,631
Provision for loan losses	1,286	1,609	686

Net interest income after provision for loan losses	39,948	19,309	5,945

Noninterest income:
Gain on sale of loans	2,168	4,577	2,671
Mortgage banking fees	740	439	645
Banking and servicing fees	1,351	403	114
Trust fees	307	198	88
Bank-owned life insurance income	617	315	—
Securities brokerage fees	171	657	—
Gain on sale of securities	3,815	1,026	1,424

	9,169	7,615	4,942

Noninterest expenses:
Compensation and benefits	7,658	5,287	4,067
Severance	671	—	—
Non-cash stock compensation	353	139	139
Occupancy and equipment	1,350	1,176	1,024
Marketing	825	685	70
Professional and consulting	806	519	201
Insurance premiums	505	245	120
Data processing	393	285	241
Amortization of goodwill	—	—	748
Loss on early extinguishment of debt	1,301	903	—
Other	1,584	1,292	897

	15,446	10,531	7,507

Income before income tax expense	33,671	16,393	3,380
Income tax expense	13,242	6,683	1,716

Income before minority interest	20,429	9,710	1,664
Income allocated to minority interest	—	—	108

Net income	$20,429	$9,710	$1,556

Basic earnings per share	$0.70	$0.53	$0.09
Diluted earnings per share	0.66	0.50	0.09

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

for the years ended December 31, 2003, 2002 and 2001

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred Compensation	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2000	17,094	$17	$26,654	$(694)	$(1,282)	$58	$24,753
Comprehensive income:
Net income	—	—	—	—	1,556	—	1,556
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	(673)	(673)

Total comprehensive income							883
Issuance of common stock, net of costs	622	1	1,595	—	—	—	1,596
Repurchase of common stock	(24)	—	(63)	—	—	—	(63)
Changes due to minority interest and its acquisition by Bancorp	—	—	(506)	—	—	—	(506)
Amortization of deferred compensation—restricted stock awards	—	—	—	139	—	—	139

Balance, December 31, 2001	17,692	18	27,680	(555)	274	(615)	26,802
Comprehensive income:
Net income	—	—	—	—	9,710	—	9,710
Other comprehensive income, net of tax:
Net unrealized gains on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	4,192	4,192

Total comprehensive income							13,902
Issuance of common stock, net of costs	10,436	10	37,035	—	—	—	37,045
Repurchase of common stock	(198)	—	(357)	—	—	—	(357)
Exercise of stock options	28	—	49	—	—	—	49
Tax benefit from stock options	—	—	23	—	—	—	23
Amortization of deferred compensation—restricted stock awards	—	—	—	139	—	—	139

Balance, December 31, 2002	27,958	28	64,430	(416)	9,984	3,577	77,603
Comprehensive income:
Net income	—	—	—	—	20,429	—	20,429
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	(4,938)	(4,938)

Total comprehensive income							15,491
Issuance of common stock, net of costs	750	1	2,789	—	—	—	2,790
Exercise of stock options	1,248	1	2,116	—	—	—	2,117
Tax benefit from stock options	—	—	3,058	—	—	—	3,058
Amortization of deferred compensation—restricted stock awards, net of recapture of unvested restricted stock awards	—	—	(160)	416	—	—	256
Tax benefit from restricted stock awards	—	—	727	—	—	—	727

Balance, December 31, 2003	29,956	$30	$72,960	$—	$30,413	$(1,361)	$102,042

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$20,429	$9,710	$1,556
Adjustments to reconcile net income to net cash used in operating activities:
Net income attributed to minority interest	—	—	108
Depreciation and amortization	3,574	1,165	1,338
Stock compensation expense	353	139	139
Stock dividend from FHLB	(1,240)	(559)	(168)
Bank owned life insurance income	(617)	(315)	—
Deferred taxes	2,340	(1,107)	(210)
Provision for loan losses	1,286	1,609	686
Gain on sale of securities	(3,815)	(1,026)	(1,424)
Gain on sale of loans	(2,168)	(4,577)	(2,671)
Loss on early extinguishment of debt	1,301	903	—
Origination of loans held-for-sale, net of principal payments	(150,185)	(349,978)	(254,280)
Proceeds from sales of loans held-for-sale	155,824	388,595	236,626
Increase in accrued interest receivable and other assets	(11,517)	(4,750)	(1,766)
Increase in deposits held in trust, accrued interest payable and other liabilities	4,624	3,870	2,023
Other, net	5,274	(1,705)	269

Net cash provided by (used in) operating activities	25,463	41,974	(17,774)

Cash flows from investing activities:
Purchases of securities available-for-sale	(737,426)	(335,353)	(208,525)
Proceeds from sales of securities available-for-sale	327,658	103,287	115,358
Proceeds from maturities and repayments of securities	149,453	51,093	12,392
Purchases of securities held-to-maturity	—	(2,053)	—
Proceeds from sales of securities held to maturity	2,304	—	—
Purchases of Federal Home Loan Bank stock	(24,804)	(8,901)	(3,925)
Proceeds from sales of loans	—	3,306	18,407
Origination and purchase of loans, net of principal payments	(580,561)	(285,557)	(126,833)
Purchases of leasehold improvements and equipment	(961)	(864)	(77)
Purchase of bank-owned life insurance	(8,851)	(8,149)	—
Acquisition of minority interest of Commercial Capital Bank	—	—	(1,249)

Net cash used in investing activities	(873,188)	(483,191)	(194,452)

Cash flows from financing activities:
Net increase in deposits	333,317	193,940	57,911
Net increase (decrease) in securities sold under agreements to repurchase	(36,518)	32,241	64,217
Proceeds from Federal Home Loan Bank advances	665,500	302,550	128,690
Repayment of Federal Home Loan Bank advances	(133,251)	(142,834)	(47,095)
(Decrease) increase in warehouse lines of credit	(3,072)	(35,523)	20,422
Issuance of Trust Preferred Securities	17,500	20,000	15,000
Decrease in other debt	—	—	(112)
Common stock issued	2,790	37,045	1,596
Common stock purchased	—	(357)	—
Exercise of stock options	2,117	49	—

Net cash provided by financing activities	848,383	407,111	240,629

Net increase (decrease) in cash and cash equivalents	658	(34,106)	28,403
Cash and cash equivalents:
Beginning of year	3,408	37,514	9,111

End of year	$4,066	$3,408	$37,514

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$25,214	$17,361	$9,558
Income taxes	7,148	7,201	1,651

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Nature of Operations and Summary of Significant Accounting Policies

(a)	Nature of Operations

Commercial Capital Bancorp, Inc. (the Company) provides financial services to a core customer base of income-property real estate investors, related real estate service companies, and other middle market commercial businesses.

The Company was formed in June 1999 as a Nevada corporation and became the holding company for Commercial Capital Bank, FSB (the Bank) and a mortgage banking company, Commercial Capital Mortgage, Inc. (CCM), formerly known as Financial Institutional Partners Mortgage Corporation, at December 22, 2000 through the successful completion of a share exchange. See note 2. The Company did not conduct any significant operations or engage in any activities with either CCM or the Bank until December 22, 2000. On July 1, 2002, the Company acquired ComCap Financial Services, Inc. (ComCap), a registered broker dealer, from a related party. See note 2.

The Bank, formerly Mission Savings and Loan, FA, has been in existence since 1985 and was acquired through a share exchange led by the management team of CCM on January 28, 2000. Subsequent to the acquisition, management has raised additional capital, relocated its headquarters, completed core system conversions, restructured the balance sheet, and implemented its business plan of asset growth through multifamily and commercial real estate loans, personal, and commercial business lines of credit, and U.S. government and agency backed securities. Retail deposit growth, wholesale funding, and Federal Home Loan Bank of San Francisco advances have supported this growth. The Bank has four branches located in Irvine (headquarters), Rancho Santa Margarita, La Jolla and Riverside, California.

CCM was formed in April 1998 and operated principally in California as an originator of multifamily loans since funding its first loan in June 1998. Effective April 1, 2003, the Company realigned its lending operations by moving the origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of most of the Company’s loans, immediately enabled the Bank to hold a significantly increased percentage of its loan originations, while further streamlining the lending process. Prior to the realignment, the Bank was limited to acquiring less than 50% of CCM’s loan production by affiliate transaction regulations governing purchases of loans from non-bank affiliates. CCM will continue to actively maintain and utilize its independent third party warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for various reasons, including the Bank’s loans to one borrower limits, capital constraints, geographic concentrations of loans and other reasons as determined by management. Since inception, the Company has originated approximately $3.1 billion in multifamily and commercial real estate loans and has established a strong retail presence in several major metropolitan areas, with offices located throughout California. Presently, loan origination offices are located in La Jolla, Irvine (headquarters), Los Angeles, Encino, Woodland Hills, Burlingame, Corte Madera (Marin County), Oakland and Sacramento, California. The Company originates loans through its proprietary retail sales force, underwrites them in accordance with its guidelines, and funds the loans in the Bank’s or CCM’s name.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

The Company has a concentration of operations in California with 98.7% and 97.9% of the Company’s loan portfolio, including loans held-for-sale, located in California as of December 31, 2003 and 2002, respectively. The Company’s real estate-related loans, including loans held-for-sale, accounted for 99.5% and 98.0% of the total loans, including loans held-for-sale, at December 31, 2003 and 2002, respectively.

(b)	Basis of Presentation

As discussed in note 1(a), the consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, the Bank and CCM for the periods after December 22, 2000 and ComCap for the periods after July 1, 2002. On September 29, 2003, the Company completed a three-for-two stock split. On February 20, 2004, the Company completed a four-for-three stock split. Prior period financial information has been restated to reflect these stock splits and other reclassification adjustments.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and CCM. For periods after July 1, 2002, the consolidated financial statements also include the accounts of ComCap. All significant intercompany accounts and transactions have been eliminated in consolidation. The Bank was not wholly owned until December 31, 2001. The December 31, 2001 consolidated statements of operations reflect the interests of the minority stockholders of the Bank in the line item “Income allocated to minority interest.”

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

Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. The Bank had no cash requirement at December 31, 2003 and 2002.

At December 31, 2003 and 2002, the Company maintained restricted cash balances totaling $526,000 and $501,000, respectively, which represented “good faith” deposits from potential borrowers.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

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

Securities classified as held to maturity are accounted for at amortized cost. Other than temporary declines in fair value are recognized in the statement of operations as loss from securities.

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

December 31, 2003, 2002 and 2001

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

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture and equipment range from three to five years. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. The Company reviews premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(l)	Other Real Estate Owned and Other Foreclosed Assets

Other real estate owned (OREO) and other foreclosed assets represent assets acquired through foreclosure or other proceedings. These assets are held for sale and recorded at the lower of the carrying amounts of the related loans or the estimated fair value of the assets less estimated costs of disposal. Any write-down to estimated fair value less cost to sell at the time of transfer is charged to the allowance for loan losses. These assets are evaluated regularly by management and reductions of the carrying amount to estimated fair value less estimated costs to dispose are recorded as necessary. The Company did not have any other real estate owned or other foreclosed assets at December 31, 2003 and 2002.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

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

As of January 1, 2002, the Company had unamortized goodwill in the amount of $13.0 million all of which was subject to the transition provisions of SFAS 142. Upon adoption of SFAS 142, management determined that there was no transitional impairment loss on goodwill.

The impact of the adoption of SFAS 142 on earnings was as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Reported net income	$20,429	$9,710	$1,556
Add back goodwill amortization	—	—	748

Adjusted net income	$20,429	$9,710	$2,304

Net income per share, basic	$0.70	$0.53	$0.09
Adjusted net income per share, basic	0.70	0.53	0.13
Net income per share, diluted	0.66	0.50	0.09
Adjusted net income per share, diluted	0.66	0.50	0.13

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

December 31, 2003, 2002 and 2001

The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company’s federal tax filings generally include all subsidiaries.

(p)	Other Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit on loans to be held-for-investment. Such financial instruments are recorded in the financial statements when they are funded. The Company also enters into off-balance-sheet financial instruments consisting of commitments to extend credit on loans to be held-for-sale. These commitments are recorded at fair value and changes in fair value are recognized in earnings in the period of change. As of December 31, 2003, the Company had approximately $2.3 million in an outstanding commitment to originate a loan to be held-for-sale. The fair value of such a commitment approximates zero at December 31, 2003.

(q)	Stock Compensation

The Company’s stock-based compensation plans are described more fully in Note 17. As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of APB 25, Accounting for Stock Issued to Employees, in accounting for its stock plans. As required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, pro forma net income and earnings per share information is provided below, as if the Company accounted for its stock option plans under the fair value method SFAS 123.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Net income, as reported	$20,429	$9,710	$1,556
Add: Stock-based compensation expense included in reported net income, net of tax	205	81	82
Less: Total stock-based compensation expense under the fair value method, net of tax	(634)	(401)	(167)

Net income, pro forma	$20,000	$9,390	$1,471

Basic earnings per share
As reported	$0.70	$0.53	$0.09
Pro forma	0.68	0.52	0.08
Diluted earnings per share
As reported	0.66	0.50	0.09
Pro forma	0.64	0.48	0.08

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model. In determining the compensation amounts for all grants prior to the Company’s initial public offering in December 2002, the value of the options granted is estimated at the date of grant using the minimum value method prescribed in SFAS 123. For the option grants during 2003, the risk-free interest rates were ranging between 2.71% and 3.98% with an estimated life of the options ranging between five and

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

seven years, volatility ranging between 24.93% and 41.94% and no dividend rate on the stock. For the option grants during 2002, the risk-free interest rates were ranging between 3.31% and 4.45% with an estimated life of the options ranging between five and seven years and no dividend rate on the stock.

(r)	Earnings Per Share

Basic earnings per share is based on weighted average shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

(s)	Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2003 and 2002. The estimated fair value amounts have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair value of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.

The information in note 19 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other financial institutions may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

•	Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits in other banks, and federal funds sold approximate their fair value.

•	Securities: Fair value for securities is based on quoted market prices, if available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments.

•	Loans: The estimated fair value of the performing loan portfolio was calculated by discounting the contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, and for mortgage loans, estimating prepayments as applicable. The discount rates used were the Company’s current offer rates for comparable instruments with similar remaining terms of maturity. For loans that were past due or impaired, adjustments to the discount rate were made to reflect the greater than normal risk of default. For impaired loans, cash flow projections were adjusted to reflect estimates by management of the timing and extent of recovery of principal and interest. As of December 31, 2003 and 2002, 98.7% of the Company’s loan portfolio, including loans held-for-sale, were adjustable rate loans at both year-ends.

•	Loans held-for-sale: The fair value was derived from internal pricing estimates based on recent sales of loans with similar characteristics.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

•	Deposit liabilities: Fair value disclosed for demand deposits equals their carrying amounts, which represent the amounts payable on demand. The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

•	Securities sold under agreements to purchase: Fair value for these financial instruments was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Advances from FHLB: Fair value for advances from the FHLB was estimated using a discounted cash flow calculation that applies the interest rate currently being offered on advances.

•	Warehouse line of credit: Fair value of the warehouse line of credit was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Trust Preferred Securities: Fair value of the Trust Preferred Securities was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Accrued interest receivable and payable: The fair value of both accrued interest receivable and payable approximates their carrying amounts.

•	Off-balance-sheet instruments: Fair value for off-balance-sheet instruments is based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such financial instruments approximates zero at December 31, 2003 and 2002.

(t)	Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and, it is anticipated that the effect on the Company’s Consolidated Statement of Financial

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

Condition could be an increase of approximately $1.6 million to both assets and liabilities due to the deconsolidation of subsidiary trusts. See footnote 11 for additional information required by FIN 46R.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements, as the trust preferred securities of the Company’s subsidiary trusts continued to be reported as a liability on the consolidated statements of financial condition.

(2)	Business Combinations

On December 22, 2000, the Company acquired control of the Bank and CCM through a share exchange.

The Company issued 8,999,986 common shares to CCM senior common unitholders and preferred unitholders (CCM Unitholders), which resulted in CCM becoming a wholly owned subsidiary of the Company. Each CCM common unit and preferred unit was exchanged for 0.2250 and 0.53545 of the Company’s shares, respectively. Outstanding options to acquire CCM common units were exchanged for options to acquire Company shares at the same exchange ratio as the share exchange. The share exchange between the Company and CCM Unitholders was not considered a business combination, as defined by Accounting Principles Board Opinion No. 16 (APB 16), since the Company’s directors and related parties owned approximately 98% of CCM. The exchange was accounted for as a reorganization of entities under common control. Therefore, the assets and liabilities of CCM were transferred to the Company at book value and the financial condition and results of operations of the Company for the periods prior to December 22, 2000 reflect the combined operations of the Company and CCM.

On December 22, 2000, the Company also issued 8,093,746 common shares to Bank shareholders holding approximately 89.9% of outstanding Bank common shares. The remaining Bank shareholders did not elect to participate in the share exchange. Each Bank share was exchanged for 5.55318 of the Company’s shares. Of the 8,093,746 common shares issued by the Company to Bank shareholders, a total of 597,986 common shares were issued to related parties, including the Company’s directors, their immediate family members and one other Bank shareholder that also owned Company shares. In addition, the board of directors of the Bank at the time of the share exchange consisted of existing directors and shareholders of the Company. Management believes that the share exchange with the Bank shareholders was conducted on terms equivalent to other arms-length transactions. Outstanding options to acquire Bank shares (Bank Options) were exchanged for options to acquire Company shares at the same exchange ratio as the share exchange. The Bank Options became fully vested upon completion of the share exchange in accordance with the terms of the Bank’s option plan.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

These share and option exchanges were treated as a purchase business combination in accordance with APB16 and resulted in the Company recording goodwill of $14.0 million, increasing FHLB of San Francisco advances by $1.3 million, which represents the mark-to-market for those advances, and recording a related deferred tax asset of $565,000. During 2001, the Company amortized the FHLB mark-to-market and goodwill over the estimated remaining life of 9 years and 20 years, respectively. See note 1 regarding the effect of the Company’s adoption of SFAS 142 on the amortization of goodwill. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Bank acquisition is summarized below:

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

The fair value of the Bank’s net assets was determined based on the Bank’s issuance of 449,090 shares of common stock, which represented 13.9% of the total outstanding common stock of the Bank as of December 22, 2000, for cash to independent parties in transactions that occurred from September 27, 2000 through December 22, 2000.

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

(3)	Securities

Carrying amounts and fair value of securities available-for-sale as of December 31, 2003 and 2002 are summarized as follows:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$562,972	$637	$(2,980)	$560,629
U.S. government treasury bill	100	—	—	100

	$563,072	$637	$(2,980)	$560,729

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$301,747	$6,185	—	$307,932
U.S. government treasury bill	100	—	—	100

	$301,847	$6,185	$—	$308,032

At December 31, 2002, there was one mortgage-backed security classified as held-to-maturity with a carrying amount of $2.0 million and fair value of $2.2 million with an unrealized gain of $178,000. There were no securities held-to-maturity at December 31, 2003.

At December 31, 2003, there were no securities with continuous unrealized loss positions throughout 2003. The contractual cash flows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In addition, the contractual terms of the U.S. government treasury bill do not permit the issuer to settle the security at a price less than the amortized cost of the investment. It is expected that these securities would not be settled at a price less than the amortized cost of the investment. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair value of investment securities as of December 31, 2003 and 2002, by contractual maturities, are not shown since maturities may differ from contractual maturities in mortgage-backed securities as the mortgages underlying the securities may be called or prepaid without any penalties. The U.S. government security matures on December 31, 2004.

Securities available-for-sale with a carrying value of approximately $370.3 million and $170.3 million at December 31, 2003 and 2002, respectively, were pledged as collateral as follows: $181.0 million and $22.6 million, respectively, for advances from the FHLB, $76.4 million and $112.3 million, respectively, for various repurchase agreements and $112.9 million and $35.4 million, respectively, for deposits from the State of California.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

Gross realized gains and losses from the sale of $324.1 million of securities available-for-sale for the year ended December 31, 2003 were $4.0 million and $487,000, respectively. The gross realized gain from the sale of $2.0 million of securities held to maturity was $271,000. Gross realized gains and losses from the sale of $102.3 million of securities available-for-sale for the year ended December 31, 2002 were $1.1 million and $117,000, respectively. Gross realized gains and losses from the sale of $113.9 million of securities available-for-sale for the year ended December 31, 2001 were $1.5 million and $106,000, respectively.

(4)	Loans

The loan portfolio as of December 31, 2003 and 2002 is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Real estate mortgage loans:
Single-family (one to four units)	$3,193	$4,134
Multifamily (five units and over)	935,063	399,928
Commercial real estate	108,560	57,858

	1,046,816	461,920
Business loans	2,441	4,531
Business and consumer lines of credit	3,229	5,386
Consumer loans	41	129

Total loans	1,052,527	471,966
Premiums for loans purchased	67	167
Unearned net loan fees and discounts	(1,020)	(231)
Allowance for loan losses	(3,942)	(2,716)

Loans, net	$1,047,632	$469,186

All loans held for sale at December 31, 2003 and 2002 were multi-family loans.

Loans with carrying amounts of approximately $1.03 billion and $439.1 million at December 31, 2003 and 2002, respectively, were pledged as collateral on advances and a letter of credit from the FHLB. At December 31, 2003 and 2002, the Company had $115.5 million and $42.6 million, respectively, of excess collateral at the FHLB.

At December 31, 2003, the Company had one nonaccrual business loan with an outstanding principal balance of $129,000 which is the Company’s only nonperforming asset and troubled debt restructure (TDR). This loan is performing in accordance with its restructured terms. No interest income was recognized on this loan during 2003 and the loan was scheduled to mature in December 2002. There is no specific valuation allowance associated with this loan. The Company had no other impaired loans at December 31, 2003 and no nonaccrual loans, TDRs or impaired loans at December 31, 2002.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

(5)	Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$2,716	$1,107	$420
Provision for loan losses	1,286	1,609	686
Amounts charged off	(64)	—	—
Recoveries on loans previously charged off	4	—	1

Balance, end of year	$3,942	$2,716	$1,107

(6)	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Leasehold improvements	$854	$407
Equipment and furnishings	2,167	1,656

	3,021	2,063
Less accumulated depreciation and amortization	1,487	1,087

	$1,534	$976

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2003, 2002 and 2001 was $402,000, $283,000, $204,000 and, respectively.

(7)	Deposits

Deposits and the weighted average interest rate at December 31, 2003 and 2002 are comprised of the following:

	Weighted average rate at December 31, 2003	Amount	Percent
	(Dollars in thousands)
Savings accounts	1.46%	$2,700	0.4%
Money market accounts	1.98	372,273	57.7
NOW accounts and non-interest bearing demand	0.03	13,067	2.0

	1.91	388,040	60.1

Certificates of deposit:
90-day	1.06	1,191	0.2
180-day	1.18	1,284	0.2
One-year	1.76	18,298	2.8
Over one year	2.29	60,667	9.4
Jumbo certificates	1.15	108,126	16.8
Brokered certificates	1.76	67,990	10.5

	1.62	257,556	39.9

	1.80	$645,596	100.0%

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

	Weighted average rate at December 31, 2002	Amount	Percent
	(Dollars in thousands)
Savings accounts	2.16%	$2,109	0.7%
Money market	2.61	176,194	56.4
NOW accounts and non-interest bearing demand	0.03	6,905	2.2

	2.51	185,208	59.3

Certificates of deposit:
90-day	1.40	1,254	0.4
180-day	2.22	9,984	3.2
One-year	2.78	39,889	12.8
Over one year	3.47	14,396	4.6
Jumbo certificates	2.03	43,506	13.9
Brokered certificates	2.73	18,042	5.8

	2.54	127,071	40.7

	2.52	$312,279	100.0%

The scheduled maturities of the certificates of deposit at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Within 12 months	$160,921	$120,275
13 to 24 months	92,941	6,352
25 months and thereafter	3,694	444

	$257,556	$127,071

Brokered certificates for $68.0 million at December 31, 2003 are scheduled to mature between February 28, 2005 and July 18, 2005.

Eligible savings accounts are insured up to $100,000 by the Savings Bank Insurance Fund (SAIF), which is administered by the FDIC. Jumbo certificates are certificates of deposit in excess of $100,000.

At December 31, 2003, the Company had eight deposit accounts with the State of California for $99.2 million that exceeded 5% of total deposits which are scheduled to mature between January 8, 2004 and June 16, 2004.

(8)	Repurchase Agreements

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

Information concerning securities sold under agreements to repurchase is summarized as follows:

	Year ended December 31,
	2003	2002
	(Dollars in thousands)
Balance at end of year	$74,475	$110,993
Average balance during the year	86,686	106,153
Maximum month-end balance during the year	182,139	136,835
Securities underlying the agreements at year-end:
Amortized cost	76,166	109,725
Estimated fair value	76,423	112,288
Weighted average interest rate at year-end	1.15%	1.38%

(9)	Advances from Federal Home Loan Bank of San Francisco

Advances from the FHLB of San Francisco are scheduled to mature as follows:

	December 31,
	2003		2002
	Amount	Weighted average rate	Amount	Weighted average rate
	(Dollars in thousands)
Due within one year	$179,000	1.5%	$65,250	2.1%
After one but within two years	580,500	1.8	153,200	2.6
After two but within three years	35,000	1.7	42,500	2.4
After four but within five years	—	—	—	—
After five years	28,019	5.7	28,189	5.7

	$822,519	1.8	$289,139	2.8

During the years ended December 31, 2003 and 2002, the Bank prepaid $67.2 million and $66.0 million, respectively, of FHLB fixed term advances. The Bank paid the FHLB prepayment fees totaling $1.3 million and $903,000, respectively, which is recorded as “loss on early extinguishment of debt” in the Consolidated Statement of Operations.

The Bank entered into $27 million of advances from the FHLB of San Francisco which have a scheduled ten-year maturity but can be redeemed by the FHLB of San Francisco at its option on a quarterly basis.

At December 31, 2003 and 2002, FHLB of San Francisco advances are collateralized by real estate mortgages totaling approximately $1.03 billion and $439.1 million respectively, and mortgage-backed securities totaling approximately $181.0 million and $22.6 million, respectively, in addition to the Bank’s investment in the capital stock of the FHLB of San Francisco.

(10)	Warehouse Line of Credit

CCM has one warehouse line of credit agreement (the Agreement) with a financial services company, which provides for borrowings up to $100 million with interest payable currently at one month London Interbank Offered Rated (LIBOR) plus 1.00%. At December 31, 2003, the weighted average interest rate being paid

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

by CCM was 2.13%. CCM is also charged various fees based on the utilization of the line and the profitability of CCM. The Agreement is renewable annually with the next expiration date on August 31, 2004. At December 31, 2003, borrowings under the Agreement totaled $13.8 million.

At December 31, 2002, CCM had one warehouse line of credit agreement with a financial services company, which provided for borrowings up to $100 million with interest payable currently at a Base Rate plus 1.00%. The Base Rate is the greater of the one-month LIBOR or 1.75%. At December 31, 2002, the weighted average interest rate being paid by CCM was 2.75%. CCM is also charged various fees based on the utilization of the line and the profitability of CCM. At December 31, 2002, borrowings under the Agreement totaled $16.9 million.

Under the Agreement, CCM must comply with certain financial and other covenants including, among other things, the maintenance of a minimum tangible net worth and a maximum leverage ratio. At December 31, 2003 and 2002, CCM was in compliance with these covenants. The line of credit is collateralized by the related multifamily and commercial real estate mortgage loans included in loans held-for-sale.

(11)	Trust Preferred Securities

During 2001, 2002 and 2003, the Company organized five statutory business trusts and wholly owned subsidiaries of the Company (the “Trusts”), which issued an aggregate of $52.5 million of floating rate Trust Preferred Securities. The Trust Preferred Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the Common Securities of the Capital Trusts (collectively, the “Common Securities” and together with the Trust Preferred Securities the “Trust Securities”). The Capital Trusts exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in floating rate, junior subordinated deferrable interest debentures issued by the Company and engaging in certain other limited activities.

Subsidiary	Date of Issuance	Maturity Date	Trust Preferred Amount	Junior Subordinated Debt Owned by Trust	Rate Cap	Rate	Call Date
			(Dollars in thousands)
CCB Capital Trust I	11/28/01	12/8/31	$15,000	$15,464	11.00%	6 mos. LIBOR + 3.75%	12/8/06
CCB Capital Trust III	3/15/02	3/31/32	5,000	5,155	12.00	3 mos. LIBOR + 3.75%	3/31/07
CCB Statutory Trust II	3/26/02	3/26/32	15,000	15,464	11.00	3 mos. LIBOR + 3.60%	3/26/07
CCB Capital Trust IV	9/25/03	10/8/33	7,500	7,732	N/A	3 mos. LIBOR + 2.90%	10/8/08
CCB Capital Trust V	12/19/03	1/23/34	10,000	10,310	N/A	3 mos. LIBOR + 2.75%	1/23/09

			$52,500	$54,125

Distributions paid on the above securities are recorded as interest expense in the Consolidated Statement of Operations. Debt issuance costs are amortized as a component of interest expense over the life of the Trust Preferred Securities.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

(12)	Income Taxes

The Company is required to recapture a portion of its tax bad debt reserves which have accumulated over a six-year period which began in 1998. Deferred taxes have been previously established for the taxes associated with the recaptured reserves and the ultimate payment of the taxes will not result in a charge to earnings.

The cumulative tax effects of the primary temporary differences as of December 31, 2003 and 2002 are shown in the following table:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting adjustments	$428	$500
Stock compensation plans	1,185	1,805
Unrealized loss on securities available-for-sale	986	—
Loan loss allowances	1,654	1,142
State taxes	564	610
Other	143	33

Total deferred tax assets	4,960	4,090

Deferred tax liabilities:
FHLB stock dividends	935	339
Unrealized gain on securities available-for-sale	—	2,600
Loan origination costs deducted on tax return	2,013	—
Other	31	51

Total deferred tax liabilities	2,979	2,990

Net deferred tax assets	$1,981	$1,100

At December 31, 2003 and 2002, no valuation reserve was considered necessary as management believed it was more likely than not that the deferred tax assets would be realized due to taxes paid in prior years or future operations.

At December 31, 2003 and 2002, the Company had a current tax liability of $485,000 and $793,000, respectively.

The income tax expense (benefit) recorded in the statement of operations for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	December 31, 2003
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$8,313	$1,664	$9,977
State tax expense (benefit)	2,589	676	3,265

Total	$10,902	$2,340	$13,242

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

	December 31, 2002
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$6,015	$(949)	$5,066
State tax expense (benefit)	1,775	(158)	1,617

Total	$7,790	$(1,107)	$6,683

	December 31, 2001
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$1,493	$(229)	$1,264
State tax expense	433	19	452

Total	$1,926	$(210)	$1,716

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate (35% for the years ended December 31, 2003 and 2002 and 34% for the year ended December 31, 2001) to pretax income for the years ended December 31, 2003, 2002 and 2001 as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Computed “expected” tax expense	$11,785	$5,737	$1,149
Change in income taxes resulting from:
State income taxes, net of federal taxes	2,122	1,051	299
Nondeductible goodwill	—	—	254
Officer life insurance	(215)	(97)	7
Low income housing tax credits	(357)	—	—
Change in tax rate	—	(60)	—
Other	(93)	52	7

	$13,242	$6,683	$1,716

(13)	Commitments and Contingencies

(a)	Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the balance sheets.

The Company’s exposure to loan loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company’s exposure to off-balance-sheet risk for commitments to extend credit or purchase loans is approximately $65.1 million and $54.5 million as of December 31, 2003 and 2002, respectively.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

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

The Company leases all of its facilities and certain office equipment under operating leases. These agreements currently require aggregate annual payments of $985,000. Certain leases provide for annual payment adjustments based on changes in the Consumer Price Index. The future minimum rental payments under these leases at December 31, 2003 are as follows:

(Dollars in thousands)
2004	$1,076
2005	823
2006	749
2007	669
2008	498
Thereafter	862

$4,677

Total rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $802,000, $641,000, and $568,000, respectively.

(d)	Data Processing Service Commitments

The Bank entered into a maintenance agreement with its data processing and item processing provider, Fiserv, which expires in September 2007. Based on the current volume of activity, the agreement requires monthly maintenance payments of approximately $25,000.

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

December 31, 2003, 2002 and 2001

adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

(14)	Employee Benefit Plans

The Company has a salary deferral 401(k) plan for all employees who have completed 90 days of service. Employees participating in the 401(k) plan may contribute a portion of their salary on a pretax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the 401(k) plan are invested at the direction of the participant. The Company currently matches 100% of the employee’s contribution up to the first 4% of the employee’s salary. The Company’s contributions to the 401(k) plan were $224,000, $163,000 and $132,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

On July 23, 2002, the Bank entered into the following agreements with each of Messrs. Gordon, DePillo, and Hagerty, and CCM entered into the following agreements with Mr. Williams: (1) a split dollar agreement, (2) a salary continuation agreement and (3) an executive bonus agreement. On November 26, 2002, the Bank entered into these agreements with Messrs. Sanchez and Walsh. On August 29, 2003, the above agreements for Mr. Williams were assumed by the Bank since he became an officer of the Bank on April 1, 2003 in connection with the transfer of the Company’s loan originations function from CCM to the Bank.

Pursuant to the split dollar agreements, the Bank or CCM, as applicable, purchased life insurance policies for each executive and paid premiums on such policies. Each executive has the right to designate the beneficiary for his policy. Each executive has no right under the life insurance policies upon the executive’s termination for cause or voluntary termination prior to the executive’s sixtieth birthday.

Pursuant to the salary continuation agreements, the Bank has agreed to pay certain benefits to each executive upon their retirement, involuntary termination, disability, or upon a change of control. Upon their retirement, defined as any termination of employment after the executive’s sixtieth birthday for reasons other than death or termination for cause, the executives will be entitled to an annual benefit, payable in equal monthly installments for twenty years. The Bank has reserved the right to increase such benefit. The benefits payable in connection with retirement will be in lieu of any other benefit under the salary continuation agreements. Upon an involuntary termination or a disability, the executives will be entitled to a lump sum payment that increases over time depending on when the involuntary termination or disability occurs. An involuntary termination is defined as any termination prior to retirement other than an approved leave of absence, termination for cause, disability or any termination within twelve months following a change of control. The benefits payable in connection with an involuntary termination or disability will be in lieu of any other benefit under the salary continuation agreements. In the event of a change of control, the executives will be entitled to an annual benefit for twenty years, payable in equal monthly installments, which payments will commence on the month following the executive’s sixtieth birthday. The benefit payable in connection with a change in control will be in lieu of any other benefit under the salary continuation agreements. A change of control is defined as a transfer of more than 20% of the Bank’s outstanding common stock to one entity or person followed within twelve months by the executive’s involuntary termination. All payments under the salary continuation agreements will cease upon the executive’s death. The estimated liability under the salary continuation agreements is charged to compensation expense over the expected remaining years of employment. The Bank funds this accrued expense with insurance contracts. Salary continuation expense amounted to $175,000 and $61,000 for the years ended December 31, 2003 and 2002.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

Pursuant to the executive bonus agreements, the Bank agreed to pay each executive a bonus award for each calendar year equal to the executive’s economic benefit under the split dollar agreement divided by one minus the Bank’s marginal income tax rate for the calendar year preceding such payment. The Bank will continue to pay the bonus until the earlier of the executive’s voluntary termination, death or termination for cause. The Bank has the right to terminate the executive bonus agreements at any time. The bonus is not fixed and fluctuates based on, among other things, the age of the executives. As of December 31, 2003, the bonus which would be payable to each of the executives amounted to approximately $2,000.

(15)	Related Party Transactions

During the years ended December 31, 2003, 2002 and 2001 the Company paid $30,000, $98,000 and $263,000, respectively, in legal fees to law firms in which Gregory G. Petersen was a partner. Mr. Petersen is the brother-in-law of Stephen H. Gordon, the Company’s Chairman and Chief Executive Officer.

Brakke Schafnitz Insurance Brokers, Inc., an insurance brokerage company controlled by Mr. James G. Brakke, one of the directors of both the Company and the Bank, received insurance premium payments from the Company amounting to $259,000, $161,000 and $73,000 for the years ended December 31, 2003, 2002, and 2001, respectively, for providing the Company with insurance. Brakke Schafnitz Insurance Brokers, Inc. remits these insurance premium payments to the insurance carriers and receives a commission which is a portion of the total insurance premium.

On July 1, 2002, the Company paid $79,000 in cash to a related party, who is an officer and director of the Company, in order to acquire ComCap. See Note 2.

(16)	Earnings Per Share

Information used to calculate earnings per share for the years ended December 31, 2003, 2002 and 2001, was as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income	$20,429	$9,710	$1,556
Weighted average shares:
Basic weighted average number of common shares outstanding	29,329,289	18,231,368	17,361,952
Dilutive effect of stock options	1,781,919	1,226,468	645,760

Diluted weighted average number of common shares outstanding	31,111,208	19,457,836	18,007,712

Net income per common share:
Basic	$0.70	$0.53	$0.09
Diluted	0.66	0.50	0.09

On December 20, 2002, the Company completed its initial public offering and issued 10,000,000 shares of common stock and received proceeds of $35.8 million, net of underwriting commissions and offering costs. An additional 750,000 shares were issued on January 9, 2003 pursuant to the exercise of an over-allotment option granted to the underwriters of the public offering and the Company received an additional $2.8 million of proceeds, net of underwriting commissions and offering costs.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

(17)	Stock Compensation

Employees’ stock option plan: On January 27, 2000, the Company adopted the Commercial Capital Bancorp 2000 Stock Plan which is both an incentive and non-statutory stock option plan in which options to purchase shares of the Company’s common stock are granted at the discretion of the board of directors to management, employees, and non-employee directors. Under the plan, the Company may grant options for up to 6,000,000 shares of common stock. Purchase prices associated with the options are based on the Company’s estimate of the fair market value of the Company’s stock at the time the options are granted. The options, if not exercised, will expire ten years from the date they were granted. Upon certain change of control events, these options will become fully vested.

Other pertinent information relating to the plan follows:

	Year ended December 31,
	2003		2002		2001
	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Under option, beginning of year	5,923,490	$2.80	2,582,448	$1.49	2,586,778	$1.49
Issued	312,166	9.08	3,461,670	3.76	—	—
Terminated and canceled	(308,065)	3.49	(92,648)	2.33	(4,330)	1.55
Exercised	(1,248,794)	1.70	(27,980)	1.77	—	—

Under option, end of year	4,678,797	3.47	5,923,490	2.80	2,582,448	1.49

Options exercisable, end of year	3,015,032	2.67	3,099,268	1.86	2,269,812	1.35
Available for grant, end of year	44,429		48,530		3,417,552

Information concerning currently outstanding and exercisable options at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining life (Yrs)	Weighted average outstanding price	Number exercisable	Weighted average exercise price
Options issued at prices less than $1.99 per share	1,114,849	6.4	$1.23	1,114,849	$1.23
Options issued at prices between $2.00 and $3.99 per share	1,720,384	5.5	2.68	1,207,187	2.67
Options issued at prices between $4.00 and $6.00 per share	1,543,176	4.9	4.84	671,223	4.85
Options issued at prices higher than $6.00 per share	300,388	7.9	9.21	21,773	9.67

	4,678,797			3,015,032

Phantom Unit Awards and Restricted Stock Awards: In the first quarter of 1999, CCM established phantom unit award agreements (“Phantom Award Agreements”) whereby three key employees would receive

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

compensation based on the increase in the fair value of CCM’s underlying units. Such compensation was to be paid to the employees at a future date in the form of partnership units or common stock of the Company. The Phantom Award Agreements were accounted for as a variable plan based on ratable vesting over a 5 year period.

On December 22, 2000, the Phantom Award Agreements were converted to restricted stock award agreements and the number of shares to be awarded was fixed at 936,000 shares. At the date the plan became a fixed plan, the fair value of the Company’s common stock was $2.59 and the vesting period for the remaining unvested portion was extended to 5 years with cliff vesting to occur at the end of the five year period or upon the occurrence of a change in control or the period subsequent to the lock-up period following an initial public offering (the “Ultimate Vesting Date”). On December 17, 2002, the Company started trading its common stock on the Nasdaq as part of its initial public offering. During 2003, all share awards vested except for 129,600 shares which did not vest due to the departure of one of the employees prior to June 15, 2003.

(18) Regulatory Capital Requirements

The Company and CCM are not subject to regulatory capital requirements. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to adjusted assets (as defined) and tangible capital to tangible assets. Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total risk-based capital (to risk-weighted assets)	$139,112	13.9%	$80,250	8.0%	$100,313	10.0%
Tier I (Core) capital (to risk-weighted assets)	135,170	13.5	40,125	4.0	60,188	6.0
Tier I (Core) capital (to adjusted assets)	135,170	8.0	67,871	4.0	84,839	5.0
Tangible capital (to tangible assets)	135,170	8.0	25,452	1.5	N/A	N/A
As of December 31, 2002:
Total risk-based capital (to risk-weighted assets)	$90,966	20.0%	$36,327	8.0%	$45,409	10.0%
Tier I (Core) capital (to risk-weighted assets)	88,250	19.4	18,163	4.0	27,245	6.0
Tier I (Core) capital (to adjusted assets)	88,250	12.0	29,493	4.0	36,866	5.0
Tangible capital (to tangible assets)	88,250	12.0	11,060	1.5	N/A	N/A

(19) Fair Value of Financial Instruments

The approximate fair value of the Company’s financial instruments is as follows at December 31, 2003 and 2002:

	December 31,
	2003		2002
	Carrying amount	Fair Value	Carrying amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,066	$4,066	$3,408	$3,408
Securities	560,729	560,729	310,074	310,252
Loans, net	1,047,632	1,063,103	469,186	477,734
Loans held-for-sale	14,893	15,062	18,338	18,563
Accrued interest receivable	6,827	6,827	3,543	3,543
Financial liabilities:
Deposits	645,596	646,256	312,279	312,673
Securities sold under agreements to repurchase	74,475	74,475	110,993	110,993
FHLB advances	822,519	824,878	289,139	293,536
Warehouse line of credit	13,794	13,794	16,866	16,866
Trust Preferred Securities	52,500	53,619	35,000	35,516
Accrued interest payable	1,555	1,555	1,829	1,829

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

(20) Parent Only Financial Information

The following Commercial Capital Bancorp (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

Statements of Financial Condition

	December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$4,136	$1,012
Securities available-for-sale	2,247	3,900
Investment in subsidiaries	151,556	113,470
Other assets	907	1,969

Total assets	$158,846	$120,351

Liabilities and Stockholders’ Equity
Junior subordinated debt to subsidiaries	$54,125	$36,080
Other borrowings	—	3,798
Other liabilities	2,679	2,870

Total liabilities	56,804	42,748
Stockholders’ equity	102,042	77,603

Total liabilities and stockholders’ equity	$158,846	$120,351

Statements of Operations

	Year ended December 31,
	2003	2002	20001
	(Dollars in thousands)
Interest income	$179	$324	$11
Interest expense:
Borrowings	1,888	1,889	86
Amortization of FHLB mark-to-market	—	—	(149)

Net interest income (expense)	(1,709)	(1,565)	74

Noninterest income: Gain on sale of securities	105	—	—
Noninterest expense:
General and administrative expenses	3,137	339	228
Goodwill amortization	—	—	748

Total noninterest expense	3,137	339	976

Loss before income tax benefit, dividends from subsidiaries, and equity in undistributed income of subsidiaries	(4,741)	(1,904)	(902)
Income tax benefit	1,987	799	63
Dividends from subsidiaries	8,250	3,000	637
Equity in undistributed earnings of subsidiaries	14,933	7,815	1,758

Net income	$20,429	$9,710	$1,556

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,429	$9,710	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(14,933)	(7,815)	(1,758)
Taxes	(3,529)	(2,429)	(472)
Amortization	18	60	599
Stock compensation expense	353	139	139
Gain on sale of securities	(105)	—	—
Decrease (increase) in other assets	1,062	(664)	(498)
Increase (decrease) in other liabilities	(191)	2,513	182
Other	(421)	(111)	(129)

Net cash provided by (used in) operating activities	2,683	1,403	(381)

Cash flows from investing activities:
Investment in subsidiaries	(27,992)	(60,615)	(14,921)
Acquisition of minority interest of subsidiary	—	—	(1,249)
Dividends received from subsidiary	8,250	3,000	637
Acquisition of assets from subsidiary	—	—	(212)
Purchase of securities available-for-sale	(3,101)	—	(5,041)
Proceeds from sales of securities available-for-sale	2,997	—	—
Proceeds from repayments of securities	1,678	1,256	4

Net cash used in investing activities	(18,168)	(56,359)	(20,782)

Cash flows from financing activities:
Common stock issued	2,790	37,045	1,596
Common stock purchased	—	(357)	—
Exercise of stock options	2,117	49	—
Proceeds from trust preferred securities issued by subsidiary	17,500	20,000	15,000
Net increase (decrease) in securities sold under agreements to repurchase	(3,798)	(1,097)	4,895

Net cash provided by financing activities	18,609	55,640	21,491

Net increase in cash and cash equivalents	3,124	684	328
Cash and cash equivalents:
Beginning of year	1,012	328	—

End of year	$4,136	$1,012	$328

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

(21) Operating Segments

The Company’s primary operating segments consist of the Bank and CCM which are separate operating subsidiaries. See note 1 for descriptions of these two entities and their operations. The all other category reflects the results of operations and total assets of the parent company and ComCap. The consolidation adjustments category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank purchased loans from CCM on an arm’s-length basis and the gain on sale of loans recorded by CCM is eliminated upon consolidation. The Bank reimburses Bancorp and CCM for actual expenses incurred by Bancorp and CCM on the Bank’s behalf. Financial highlights by line of business were as follows:

	Year ended December 31, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$36,793	$2,541	$(1,707)	$2,321	$39,948
Noninterest income-external	5,731	3,162	276	—	9,169
Noninterest income-intercompany	293	2,567	—	(2,860)	—
Noninterest expense	10,827	1,842	3,238	(461)	15,446
Income taxes	12,520	2,710	(1,955)	(33)	13,242

Net income	$19,470	$3,718	$(2,714)	$(45)	$20,429

Total assets	$1,707,628	$19,627	$159,111	$(163,227)	$1,723,139

	Year ended December 31, 2002
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$16,472	$3,747	$(1,565)	$655	$19,309
Noninterest income-external	1,878	5,080	657	—	7,615
Noninterest income-intercompany	—	3,840	—	(3,840)	—
Noninterest expense	7,005	2,616	760	150	10,531
Income taxes	4,537	4,248	(700)	(1,402)	6,683

Net income	$6,808	$5,803	$(968)	$(1,933)	$9,710

Total assets	$754,070	$102,433	$120,582	$(127,616)	$849,469

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

	Year ended December 31, 2001
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$4,411	$1,370	$74	$90	$5,945
Noninterest income-external	1,677	3,265	—	—	4,942
Noninterest income-intercompany	—	1,259	—	(1,259)	—
Noninterest expense	3,753	2,778	976	—	7,507
Income taxes	964	1,290	(63)	(475)	1,716

Income before minority interest	1,371	1,826	(839)	(694)	1,664
Income allocated to minority interest	108	—	—	—	108

Net income	$1,263	$1,826	$(839)	$(694)	$1,556

Total assets	$325,624	$95,243	$47,519	$(44,695)	$423,691

(22) Quarterly Results of Operations (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$13,391	$16,298	$17,060	$19,425
Interest expense	5,327	6,299	6,252	7,062

Net interest income	8,064	9,999	10,808	12,363
Provision for loan losses	609	677	—	—
Noninterest income	3,215	3,034	1,486	1,434
Noninterest expenses	3,545	4,574	3,707	3,620

Income before income taxes	7,125	7,782	8,587	10,177
Income taxes	2,886	3,107	3,230	4,019

Net income attributable to common stock	$4,239	$4,675	$5,357	$6,158

Net income per common share:
Basic	$0.15	$0.16	$0.18	$0.21
Diluted	0.14	0.15	0.17	0.19

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003, 2002 and 2001

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$7,156	$9,286	$10,719	$11,406
Interest expense	3,162	4,265	5,086	5,136

Net interest income	3,994	5,021	5,633	6,270
Provision for loan losses	521	293	437	358
Noninterest income	1,073	1,420	2,507	2,615
Noninterest expenses	1,862	2,170	3,383	3,116

Income before income taxes	2,684	3,978	4,320	5,411
Income taxes	1,139	1,646	1,696	2,202

Net income attributable to common stock	$1,545	$2,332	$2,624	$3,209

Net income per common share:
Basic	$0.09	$0.13	$0.15	$0.17
Diluted	0.08	0.12	0.14	0.16

(23) Subsequent Event—Announced Acquisition of Hawthorne Financial

On January 27, 2004, the Company announced the signing of an agreement and plan of merger pursuant to which it would acquire Hawthorne Financial, the parent of Hawthorne Savings. In connection with the transaction, the Company would issue 1.9333 shares of CCBI common stock for each share of Hawthorne Financial, which gives effect to the Company’s four-for-three stock split on February 20, 2004. The proposed acquisition is subject to shareholder and regulatory approval. Hawthorne Savings, the wholly owned federal savings bank subsidiary of Hawthorne Financial, is headquartered in El Segundo, California, operates 15 branches in Southern California and as of December 31, 2003 had $2.67 billion in assets, $2.15 billion in net loans held for investment, $1.72 billion in deposits and $185.3 million in stockholders’ equity. Based on the closing price of the Company’s stock on January 27, 2004 the transaction is valued at approximately $440 million, excluding the value of any unexercised options and warrants.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has not been any change in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information contained in the sections captioned “Other Matters to be Considered at the Commercial Capital Annual Meeting—Election of Directors,” “—Executive Officers Who Are not Directors,” “—Board of Directors Meetings and Committees,” and “—Additional Information About the Directors and Executive Officers” in the Registrant’s Form S-4 Registration Statement, which will be used in connection with the 2004 Annual Meeting of Stockholders and will be filed in March 2004 (“S-4 Registration Statement”).

The Registrant has adopted a Standards of Conduct (Ethics Policy) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Registrant’s Standards of Conduct (Ethics Policy) is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated by reference from the information contained in the sections captioned “Other Matters to be Considered at the Commercial Capital Annual Meeting —Director Compensation,” “—Executive Compensation,” “—Employment Agreements,” “—Retirement and Death Benefits,” and “—Additional Information About the Directors and Executive Officers” in the Registrant’s S-4 Registration Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Other Matters to be Considered at the Commercial Capital Annual Meeting—Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Registrant’s S-4 Registration Statement.

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,678,797	$3.47	44,429
Equity compensation plans not approved by security holders	—	—	—

Total	4,678,797	$3.47	44,429

Item 13.    Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Other Matters to be Considered at the Commercial Capital Annual Meeting – Additional Information About the Directors and Executive Officers” in the Registrant’s Form S-4 Registration Statement.

Item 14.    Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference from the information contained in the section captioned “Other Matters to be Considered at the Commercial Capital Annual Meeting – Ratification of Appointment of Auditors” in the Registrant’s Form S-4 Registration Statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report.

(1)    The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)    All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(1)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended.(2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc.(1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(1)

4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association.(1)

4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company.(1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(5)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan.(1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003.(5)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers.(4)(6)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers.(4)(7)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001.(1)

10.8

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002.(1)

EXHIBIT NO	DESCRIPTION

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(1)

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

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(8)

10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(8)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2002 for Stephen H. Gordon.(8)

10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(8)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 for Stephen H. Gordon.(8)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(9)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(10)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003.(5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003.(5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003.

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003.

11	Statement re: computation of per share earnings. (See Note 16 to the Consolidated Financial Statements included in Item 8 hereof.)

14	Standards of Conduct (Ethics Policy).

21	Subsidiaries of the registrant (see “Business” in Item 1 hereof for the required information).

23	Consent of KPMG LLP.

EXHIBIT NO	DESCRIPTION

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.
(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.
(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.
(4)	Incorporated by reference from the Form 10-Q for the quarter ending March 31, 2003 filed with the SEC on May 14, 2003.
(5)	Incorporated by reference from the Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 14, 2003.
(6)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez and Walsh, with the only differences being with respect to titles and salary.
(7)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez and Walsh, with the only differences being with respect to titles and salary.
(8)	The Bank has entered into substantially identical agreements with Messrs. DePillo and Hagerty, with the only differences being the amounts paid under each agreement. On November 26, 2002, the Bank entered into substantially identical agreements with Messrs. Sanchez and Walsh, with the only differences being the amounts paid under each agreement. On August 29, 2003 the Bank entered into substantially identical agreements with Mr. Williams, with the only difference being the amounts paid under the agreement.
(9)	We have entered into substantially identical agreements with each of our directors.
(10)	The Bank has entered into substantially identical agreements with each of its directors.

(b)	Reports filed on Form 8-K.

1.	Report on Form 8-K dated December 19, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company issued $10.0 million of floating-rate trust preferred securities through a newly created subsidiary, CCB Capital Trust V.

2.	Report on Form 8-K dated November 25, 2003. The report included on Item 9 of Form 8-K a press release announcing that Commercial Capital Bank signed new leases for its new banking office in Beverly Hills, CA and for the relocation of its Riverside, CA banking office.

3.	Report on Form 8-K dated November 13, 2003. The report included on Item 5 of Form 8-K a presentation to be used by executives of the Company, in addition to presentation materials filed on October 27, 2003, in whole or in part, at presentations made by executive officers of the Company in meetings with analysts and investors throughout the fiscal quarter ended December 31, 2003.

4.	Report on Form 8-K dated November 6, 2003. The report included on Item 5 of Form 8-K a press release providing information on the Company’s loan origination volumes for the month of October 2003.

5.	Report on Form 8-K dated November 4, 2003. The report included on Item 9 of Form 8-K a press release announcing that the Company had been invited to participate in the Sandler O’Neill Financial Services Conference and the Friedman Billings Ramsey Investor Conference.

6.	Report on Form 8-K dated November 4, 2003. The report included on Item 5 of Form 8-K a press release announcing that Richard A. Sanchez had been named to the position of chief administrative officer.

7.	Report on Form 8-K dated October 29, 2003. The report included on Item 9 of Form 8-K supplemental information filed pursuant to Regulation FD in conjunction with Commercial Capital Bancorp’s October 27, 2003 earnings conference call with respect to earnings for the third quarter ending September 30, 2003.

8.	Report on Form 8-K dated October 27, 2003. The report included on Item 12 of Form 8-K a copy of the presentation slides used in the October 27, 2003 conference call and multimedia webcast discussing the Company’s third quarter earnings.

9.	Report on Form 8-K dated October 27, 2003. The report included on Item 12 of Form 8-K a press release announcing its earnings for the quarter ended September 30, 2003.

10.	Report on Form 8-K dated October 27, 2003. The report included on Item 5 of Form 8-K a press release announcing that Commercial Capital Bank formed the Financial Services Group, a new business deposit division within Relationship Banking. Commercial Capital Bank also announced the appointment of Herbert L. Reynolds as senior vice president and head of the Financial Services Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive

March 11, 2004

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN H. GORDON Stephen H. Gordon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ DAVID S. DEPILLO David S. DePillo	President, Chief Operating Officer and Director	March 11, 2004

/s/ CHRISTOPHER G. HAGERTY Christopher G. Hagerty	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 11, 2004

/s/ JAMES G. BRAKKE James G. Brakke	Director	March 11, 2004

/s/ ROBERT J. SHACKLETON Robert J. Shackleton	Director	March 11, 2004

/s/ BARNEY R. NORTHCOTE Barney R. Northcote	Director	March 11, 2004

/s/ MARK E. SCHAFFER Mark E. Schaffer	Director	March 11, 2004