Form 10-Q
period 2004-03-31
COMMERCIAL CAPITAL BANCORP INC
filed 2004-05-10
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Number of shares of common stock outstanding as of April 30, 2004: 30,113,938

PART I

Item 1.	Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents:
Cash and due from banks	$6,758	$3,540
Restricted cash	1,139	526
Federal funds sold	64,000	—

	71,897	4,066

Securities available-for-sale	506,782	560,729
Federal Home Loan Bank stock, at cost	48,475	41,517
Loans, net of allowance for loan losses of $3,944 and $3,942	1,196,925	1,047,632
Loans held-for-sale	3,079	14,893
Premises and equipment, net	1,784	1,534
Accrued interest receivable	7,626	6,827
Goodwill	13,035	13,035
Bank-owned life insurance	18,130	17,925
Other assets	91,923	14,981

	$1,959,656	$1,723,139

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$35,959	$12,125
Interest-bearing:
Money market accounts	441,595	372,273
Savings accounts	3,105	2,700
NOW accounts	1,084	942
Certificate accounts	254,557	257,556

Total deposits	736,300	645,596
Securities sold under agreements to repurchase	58,502	74,475
Advances from Federal Home Loan Bank	970,477	822,519
Warehouse line of credit	2,100	13,794
Junior Subordinated Debentures	64,435	—
Trust Preferred Securities	—	52,500
Deposits held in trust	1,139	526
Accrued interest payable and other liabilities	12,943	11,687

Total liabilities	1,845,896	1,621,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 30,100,472 and 29,956,372 shares	30	30
Additional paid-in capital	74,423	72,960
Deferred compensation	(321)	—
Retained earnings	37,514	30,413
Accumulated other comprehensive gain (loss)	2,114	(1,361)

Total stockholders’ equity	113,760	102,042

	$1,959,656	$1,723,139

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended March 31,
	2004	2003
Interest income on:
Loans	$15,041	$8,551
Securities	6,170	4,597
FHLB stock	399	235
Federal funds sold and interest-bearing deposits in other banks	20	8

Total interest income	21,630	13,391

Interest expense on:
Deposits	3,088	2,003
Advances from Federal Home Loan Bank	3,895	2,115
Securities sold under agreements to repurchase	156	469
Warehouse line of credit	51	284
Junior Subordinated Debentures	638	—
Trust Preferred Securities	—	456

Total interest expense	7,828	5,327

Net interest income	13,802	8,064
Provision for loan losses	—	609

Net interest income after provision for loan losses	13,802	7,455

Noninterest income:
Gain on sale of loans	138	975
Mortgage banking fees	112	75
Banking and servicing fees	437	195
Other income	238	323
Gain on sale of securities	893	1,647

	1,818	3,215

Noninterest expenses:
Compensation and benefits	2,210	1,504
Severance	—	430
Non-cash stock compensation	29	208
Occupancy and equipment	399	323
Professional and consulting	217	236
Marketing	300	214
Data processing	131	87
Insurance premiums	209	84
Loss on early extinguishment of debt	—	152
Other	544	307

	4,039	3,545

Income before income tax expense	11,581	7,125
Income tax expense	4,480	2,886

Net income	$7,101	$4,239

Basic earnings per share	$0.24	$0.15
Diluted earnings per share	0.22	0.14

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Three Months ended March 31, 2004

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2003	29,956	$30	$72,960	$—	$30,413	$(1,361)	$102,042
Comprehensive income:
Net income	—	—	—	—	7,101	—	7,101
Other comprehensive income, net of tax:
Net unrealized gains on securities arising during the period, net of reclassification adjustments	—	—	—	—	—	3,475	3,475

Total comprehensive income							10,576
Acquisition of fractional shares due to stock split	(2)	—	(30)	—	—	—	(30)
Exercise of stock options	124	—	251	—	—	—	251
Tax benefit from stock options	—	—	892	—	—	—	892
Restricted stock awards	22	—	350	(350)	—	—	—
Amortization of deferred compensation restricted stock awards	—	—	—	29	—	—	29

Balance, March 31, 2004	30,100	$30	$74,423	$(321)	$37,514	$2,114	$113,760

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,101	$4,239
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,841	787
Stock compensation expense	29	208
Stock dividend from FHLB	(399)	(235)
Bank owned life insurance income	(205)	(107)
Deferred taxes	365	(277)
Provision for loan losses	—	609
Gain on sale of securities	(893)	(1,647)
Gain on sale of loans	(138)	(975)
Loss on early extinguishment of debt	—	152
Origination of loans held-for-sale, net of principal payments	(1,172)	(125,926)
Proceeds from sales of loans held-for-sale	13,095	68,245
Decrease (increase) in accrued interest receivable and other assets	(4,033)	1,098
Increase in deposits held in trust, accrued interest payable and other liabilities	1,869	259
Other, net	492	283

Net cash provided by (used in) operating activities	17,952	(53,287)

Cash flows from investing activities:
Purchases of securities available-for-sale	(103,028)	(238,639)
Proceeds from sales of securities available-for-sale	68,932	96,623
Proceeds from maturities and repayments of securities	18,771	29,693
Purchases of Federal Home Loan Bank stock	(6,594)	(6,394)
Origination and purchase of loans, net of principal payments	(149,429)	(104,414)
Purchase of leasehold improvements and equipment	(371)	(45)

Net cash used in investing activities	(171,719)	(223,176)

Cash flows from financing activities:
Net increase in deposits	90,704	95,766
Net (decrease) increase in securities sold under agreements to repurchase	(15,973)	23,495
Proceeds from Federal Home Loan Bank advances	170,000	140,000
Repayment of Federal Home Loan Bank advances	(22,000)	(21,152)
(Decrease) increase in warehouse lines of credit	(11,694)	54,232
Issuance of Junior Subordinated Debentures	10,310	—
Common stock issued	—	2,790
Exercise of stock options	251	4

Net cash provided by financing activities	221,598	295,135

Net increase in cash and cash equivalents	67,831	18,672
Cash and cash equivalents:
Beginning of period	4,066	3,408

End of period	$71,897	$22,080

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$7,201	$5,301
Income taxes	625	793
Noncash activity:
Securities purchase commitment	—	23,518
Securities sales commitment	73,708	—

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (the “Company”), Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”).

(2)	Earnings Per Share

Information used to calculate earnings per share for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$7,101	$4,239
Weighted average shares:
Basic weighted average number of common shares outstanding	30,018,996	28,642,292
Dilutive effect of common stock equivalents	2,196,534	1,336,776

Diluted weighted average number of common shares outstanding	32,215,530	29,979,068

Net income per common share:
Basic	$0.24	$0.15
Diluted	0.22	0.14

A three-for-two stock split was paid on September 29, 2003 and a four-for-three stock split was paid on February 20, 2004. Prior period financial information has been adjusted to reflect these stock splits.

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

	Three Months ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$7,101	$4,239
Add: Stock-based compensation expense included in reported net income, net of tax	17	121
Less: Total stock-based compensation expense under the fair value method, net of tax	(140)	(224)

Net income, pro forma	$6,978	$4,136
Basic earnings per share:
As reported	$0.24	$0.15
Pro forma	0.23	0.14
Diluted earnings per share:
As reported	0.22	0.14
Pro forma	0.22	0.14

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)	Operating Segments

The Company’s primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. The “all other” category reflects the results of operations and total assets of the parent company only and ComCap. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank has purchased loans from CCM on an arm’s-length basis and the gain on sale of loans recorded by CCM is eliminated upon consolidation. The Bank and the parent company have entered into a master services agreement whereby expenses paid by one party are reimbursed by the other in accordance with the agreement. Financial highlights by line of business were as follows:

	Three Months ended March 31, 2004
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$13,560	$87	$(598)	$753	$13,802
Noninterest income—external	1,651	187	18	(38)	1,818
Noninterest income—intercompany	(3)	—	—	3	—
Noninterest expense	3,256	129	660	(6)	4,039
Income taxes	4,634	62	(520)	304	4,480

Net income	$7,318	$83	$(720)	$420	$7,101

Total assets	$1,954,330	$7,212	$179,023	$(180,909)	$1,959,656

	Three Months ended March 31, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$6,558	$957	$(409)	$349	$7,455
Noninterest income—external	1,170	1,819	226	—	3,215
Noninterest income—intercompany	—	1,744	—	(1,744)	—
Noninterest expense	1,762	965	896	(78)	3,545
Income taxes	2,394	1,500	(454)	(554)	2,886

Net income	$3,572	$2,055	$(625)	$(763)	$4,239

Total assets	$1,018,891	$161,070	$126,104	$(133,186)	$1,172,879

(5)	Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements, as the trust preferred securities of the Company’s subsidiary trusts continued to be reported as a liability on the consolidated statements of financial condition.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003)(“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R applies to all variable interests in Variable Interest Entities (“VIEs”) beginning on January 1, 2004. For VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company adopted FIN 46R on January 1, 2004 to existing VIEs in which it has variable interests and the effect on the Company’s consolidated statement of financial condition was an increase of approximately $1.6 million to both assets and liabilities due to the deconsolidation of subsidiary trusts.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments on loans to be classified as held-for-sale that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company will adopt this new standard prospectively as of April 1, 2004 and it is not expected to have a material impact on the Company’s financial statements.

(6)	Announced Acquisition of Hawthorne Financial Corporation

On January 27, 2004, the Company entered into an agreement and plan of merger pursuant to which it would acquire Hawthorne Financial Corporation (“Hawthorne Financial”), the parent of Hawthorne Savings. In connection with the transaction, the Company would issue 1.9333 shares of its common stock for each share of Hawthorne Financial. The proposed acquisition is subject to shareholder and regulatory approval. Hawthorne Savings, the wholly owned federal savings bank subsidiary of Hawthorne Financial, is headquartered in El Segundo, California, operates 15 branches in Southern California and as of March 31, 2004 had $2.74 billion in assets, $2.23 billion in net loans, $1.76 billion in deposits and $191.5 million in stockholders’ equity. Based on the closing price of the Company’s stock on January 27, 2004, the transaction is valued at approximately $440 million, excluding the value of any unexercised options and warrants.

(7)	Issuance of Junior Subordinated Debentures

On March 31, 2004, the Company issued $10.3 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust VI (the “Trust”) with an interest rate of three month LIBOR plus 265 basis points. The initial interest rate was established at 3.76%. The Trust was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $10.0 million were contributed as capital to the Bank to support further growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

A number of the presentations and disclosures in this Form 10-Q, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions, constitute forward-looking statements.

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

General

We are a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”). During the third quarter of 2003, we formed Commercial Capital Asset Management, Inc., which will provide asset management services to alternative investment funds to be made available to accredited investors.

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

The acquisition of the Bank in December 2000 permitted us to broaden our sources and types of revenue, while at the same time provided us with access to additional sources of funds. The acquisition of the Bank also provided us with the opportunity to acquire a portion of the loans originated by CCM and increase our purchases of mortgage-backed securities, retaining such loans and investments in the Bank’s portfolio and increasing our net interest income. Consequently, the acquisition of the Bank provided us with an ongoing source of recurring spread income to supplement the transaction-driven, noninterest income we were earning with respect to our mortgage banking activities conducted by CCM. The acquisition of the Bank also provided us with alternative product sources for funding our operations, including deposits, securities sold under reverse repurchase agreements, and Federal Home Loan Bank, or FHLB, advances. Our access to transaction deposits is particularly valuable to our business strategy, because such deposits are generally more relationship-driven and less interest rate sensitive. During 2001 we emphasized growth of the Bank’s balance sheet and during 2002 we increased our emphasis on growing our retail franchise and opened a banking office in south Orange County. To further support our growth strategy, in December 2002, we completed the initial public offering of our common stock and raised net proceeds of $35.8 million. In January 2003, we issued additional common stock pursuant to the exercise of an over-allotment option granted to our underwriters which raised additional proceeds of $2.8 million. During 2003, we issued an additional $17.5 million of trust preferred securities, $7.5 million in September 2003 and $10.0 million in December 2003, with the net proceeds contributed to the Bank to support additional growth. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures. On March 31, 2004, we issued an additional $10.3 million of junior subordinated debentures through an unconsolidated trust subsidiary and contributed the net proceeds to the Bank.

Effective April 1, 2003, we realigned our lending operations by moving the loan origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of most of our loans, immediately enabled the Bank to hold a significantly increased percentage of our loan originations, while further streamlining the lending process. Prior to the realignment, the Bank was limited to acquiring less than 50% of CCM’s loan production by affiliate transaction regulations governing purchases of loans from non-bank affiliates. The original structure also created redundant processes and operations that have now been eliminated. CCM will continue to actively maintain and utilize its independent third party warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for various reasons, including the Bank’s loans to one borrower limits, capital constraints, geographic concentrations of loans and other reasons as determined by management.

In September 2003, the Bank opened a banking office in La Jolla, California. The new banking office serves our existing client relationships in San Diego County, the third most populous county in California, behind Los Angeles and Orange counties. In December 2003, the Bank announced its plans to open a banking office in Beverly Hills, California which is expected to open during the middle of 2004 and which will serve the most populous county in California. We have recently announced our intentions to open a banking office in Malibu, California scheduled for June 2004 and our Newport Coast, California banking office in 2005. During the fourth quarter of 2003, the Bank also formed the Financial Services Group, a new business deposit division within Relationship Banking, which has attracted approximately $34.2 million of deposits, predominately transaction accounts, during its first six months of operations.

Announced Acquisition of Hawthorne Financial

On January 27, 2004, the Company entered into an agreement and plan of merger pursuant to which it would acquire Hawthorne Financial, the parent of Hawthorne Savings. In connection with the transaction, the Company would issue 1.9333 shares of CCBI common stock for each share of Hawthorne Financial. The proposed acquisition is subject to shareholder and regulatory approval. Hawthorne Savings, the wholly owned federal savings bank subsidiary of Hawthorne Financial, is headquartered in El Segundo, California, operates 15 branches in Southern California and as of March 31, 2004 had $2.74 billion in assets, $2.23 billion in net loans, $1.76 billion in deposits and $191.5 million in stockholders’ equity. Based on the closing price of the Company’s stock on January 27, 2004, the transaction is valued at approximately $440 million, excluding the value of any unexercised options and warrants.

Strategic Alliances

In February 2004, the Company entered into a strategic partnership with TIMCOR Financial Corporation (“TIMCOR”), one of California’s leading qualified intermediaries facilitating tax-deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986. TIMCOR will promote and refer the Bank as a strategic provider of banking, deposit, and lending products and services to the significant number of income property real estate investors who utilize TIMCOR’s services. Additionally, TIMCOR has agreed to maintain a minimum of $50 million in business deposits with the Bank, as well as any funds held from referred transactions.

In March 2004, the Company entered into a partnership with Sperry Van Ness International (“SVN”), one of the largest and fastest growing commercial real estate sales brokerage firms in the nation, with over 400 commercial real estate sales brokers located in 90 regions and over $3.4 billion of completed commercial real estate transactions during 2003. SVN will promote and refer the Bank as its strategic provider of financing, banking, and deposit products and services to the income property real estate investors who utilize SVN’s commercial real estate brokerage and property management services.

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

Operating Segments

Our primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. For total assets and statement of income information on our primary operating segments as of and for the three months ended March 31, 2004 and 2003, see Note 4 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. Total assets increased $236.5 million, or 14%, from $1.72 billion at December 31, 2003 to $1.96 billion at March 31, 2004. The growth in total assets is primarily due to the increase in loans held for investment which increased by $149.3 million, or 14%, as we retained a record 99% of originated loans during the first three months of 2004. Total deposits have grown by $90.7 million, or 14%, from $645.6 million at December 31, 2003 to $736.3 million at March 31, 2004, with transaction accounts comprising 65% of total deposits and 33% of these transaction accounts consisting of business relationships.

Our balance sheet management strategies during the first quarter of 2004 included a reduction of our mortgage-backed securities portfolio, which decreased by $53.9 million during the three months ended March 31, 2004 from sales and cash flows received on these securities, in anticipation of significant loan growth during the second quarter of 2004. We also continued to fund our balance sheet growth with FHLB borrowings that have extended durations at a low cost.

Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash and due from banks, restricted cash and federal funds sold) amounted to $4.1 million at December 31, 2003 and $71.9 million at March 31, 2004. We had $64.0 million of federal funds sold at March 31, 2004 which will be a source of liquidity for the origination of loans during the second quarter of 2004. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio primarily consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. During the three months ended March 31, 2004, our securities portfolio declined by $53.9 million as we anticipate significant loan growth in the future. We invest in these securities as a means to enhance our returns as well as to manage our liquidity and capital. Our securities portfolio amounted to $560.7 million, or 32.5%, of our total assets at December 31, 2003, compared to $506.8 million, or 25.9%, of our total assets at March 31, 2004. At March 31, 2004, all of our securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2004, our securities had an aggregate of $3.6 million of unrealized gains.

Net Loans Held for Investment and Loan Originations. Net loans held for investment increased 14% from $1.05 billion at December 31, 2003 to $1.20 billion at March 31, 2004. The realignment of our lending operations in April 2003 resulted in the Bank becoming the originator of most of our loans and enabled the Bank to hold a significantly increased percentage of our core loan originations. We retained for investment $227.8 million, or a record 99%, of our core loan originations for the first quarter of 2004, compared to $131.1 million, or 51%, for the first quarter of 2003. Our core loan originations during the first quarter of 2004 totaled $230.1 million compared to $257.2 million during the first quarter of 2003. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae DUS lender, and our other broker and conduit channels. As a result of the previously discussed realignment of our lending operations, we anticipate retaining a greater percentage of our core loan originations than we were able to retain prior to the realignment since the Bank was limited by federal regulations to purchasing less than 50% of CCM’s loan production. Our total loan originations during the first quarter of 2004 equaled $259.4 million, primarily consisting of multi-family and commercial real estate loans, compared to $267.0 million for the first quarter of 2003. Our total and core loan originations pipeline was $297 million and $243 million at March 31, 2004, respectively.

Our average loan size for both the multi-family and commercial real estate loans held for investment portfolios at March 31, 2004 was $1.4 million and $1.6 million, respectively.

Deposits. Total deposits increased from $645.6 million at December 31, 2003 to $736.3 million at March 31, 2004. Our emphasis continues to be gathering transaction accounts (which consist of savings accounts, money market accounts, negotiable order of withdrawal, or NOW, accounts and demand deposits). At March 31, 2004, transaction accounts amounted to $481.7 million, or 65.4% of total deposits, as compared to $388.0 million, or 60.1% of total deposits, at December 31, 2003. Deposits from business clients increased as a percentage of transaction accounts from 20% at December 31, 2003 to 33% at March 31, 2004. The Bank’s Financial Services Group accounted for $34.2 million of transaction deposits at March 31, 2004, less than six months after its formation. The remaining amount of our deposits are comprised of certificates of deposit.

Borrowings. Another primary source of funds are borrowings, primarily FHLB advances, securities sold under agreements to repurchase, warehouse line of credit and junior subordinated debentures. Total borrowings amounted to $963.3 million at December 31, 2003 compared to $1.10 billion at March 31, 2004.

Advances from the FHLB of San Francisco amounted to $822.5 million at December 31, 2003 and $970.5 million at March 31, 2004. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We utilize FHLB of San Francisco advances as a funding source for our banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage our interest rate risk by extending duration with this low cost funding source.

Reverse repurchase agreements amounted to $74.5 million at December 31, 2003 compared to $58.5 million at March 31, 2004. The decline in reverse repurchase agreements reflects our desire to replace these short-term liabilities with longer-term deposits and advances from the FHLB of San Francisco. CCM’s mortgage banking operations are funded by a warehouse line of credit with an interest rate of one month LIBOR plus 100 basis points. The warehouse line of credit amounted to $13.8 million at December 31, 2003 and $2.1 million at March 31, 2004. Trust preferred securities amounted to $52.5 million at December 31, 2003 compared to $64.4 million of junior subordinated debentures at March 31, 2004. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures. In March 2004, we issued an additional $10.3 million of junior subordinated debentures to an unconsolidated trust subsidiary with an interest rate of three month LIBOR plus 265 basis points. The initial interest rate was established at 3.76%. The trust was able to purchase the junior subordinated debentures primarily through the issuance of $10.0 million of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering were contributed as capital to the Bank to support further growth.

Stockholders’ Equity. Stockholders’ equity increased from $102.0 million at December 31, 2003 to $113.8 million at March 31, 2004. The increase in stockholders’ equity reflected the $7.1 million in net income. In addition, stockholders’ equity increased by $1.1 million due to the exercise of stock options and a $3.5 million increase in net unrealized gains on securities, net of taxes. Our book value and tangible book value per share increased from $3.41 and $2.97 at December 31, 2003, respectively, to $3.78 and $3.35 at March 31, 2004, respectively.

Results of Operations

General. Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven by our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as banking, servicing and trust fees. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $4.2 million and $7.1 million for the three months ended March 31, 2003 and 2004, respectively. This increase in net income reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended March 31, 2004, we reported a return on average assets of 1.56% as compared to a return on average assets of 1.70% for the three months ended March 31, 2003. Our return on average equity and return on average tangible equity was 26.30% and 29.91% for the first quarter of 2004, respectively, compared to 20.60% and 24.48% for the first quarter of 2003, respectively.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest earning assets and interest-bearing liabilities. Net interest income totaled $13.8 million and $8.1 million during the three months ended March 31, 2004 and 2003, respectively. The significant increase in net interest income in the first quarter of 2004 reflects the substantial increase in interest-earning assets, primarily loans and securities. The increase in our interest-earning assets reflects our strategy of growing our loan portfolio through our retention of multi-family and commercial real estate loans and believe that our loan portfolio will continue to grow which will contribute to higher net interest income.

Our net interest margin was 3.13% and 3.39% during the three months ended March 31, 2004 and 2003, respectively. We believe that the decline in the net interest margin (i.e., net interest income divided by average interest-earning assets) is due to our origination of adjustable-rate multi-family and commercial real estate loans, while prudently managing the duration of our interest-bearing liabilities, which positions the balance sheet to be more asset sensitive in anticipation of rates rising off of historic lows.

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

	Three Months ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$1,122,528	$15,041	5.36%	$552,550	$8,551	6.19%
Securities(2)	581,703	6,170	4.24	373,266	4,597	4.93
FHLB stock	44,954	399	3.55	18,209	235	5.16
Cash and cash equivalents(3)	14,671	20	0.55	6,137	8	0.52

Total interest-earning assets	1,763,856	21,630	4.91	950,162	13,391	5.64
Noninterest-earning assets	53,924			46,393

Total assets	$1,817,780			$996,555

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$419,234	2,004	1.92	$200,550	1,229	2.49
Certificates of deposit	258,945	1,084	1.68	130,056	774	2.41

Total deposits	678,179	3,088	1.83	330,606	2,003	2.46
Securities sold under agreements to repurchase	54,769	156	1.15	141,160	469	1.35
FHLB advances	867,922	3,895	1.81	349,777	2,115	2.45
Warehouse line of credit	9,596	51	2.14	41,349	284	2.79
Trust preferred/Junior subordinated debentures	54,238	638	4.73	35,000	456	5.28

Total interest-bearing liabilities	1,664,704	7,828	1.89	897,892	5,327	2.41

Noninterest-bearing deposits	33,259			6,570
Other noninterest-bearing liabilities	11,821			9,788

Total liabilities	1,709,784			914,250
Stockholders’ equity	107,996			82,305

Total liabilities and stockholders’ equity	$1,817,780			$996,555

Net interest-earning assets	$99,152			$52,270

Net interest income/interest rate spread		$13,802	3.02%		$8,064	3.23%

Net interest margin			3.13%			3.39%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash and due from banks, restricted cash and federal funds sold.
(4)	Consists of savings, NOW and money market accounts.

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

	Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(1,147)	$8,820	$(1,183)	$6,490
Securities	(644)	2,569	(352)	1,573
FHLB stock	(73)	345	(108)	164
Cash and cash equivalents	1	11	—	12

Total net change in income on interest-earning assets	(1,863)	11,745	(1,643)	8,239

Interest-bearing liabilities:
Deposits:
Transaction accounts	(284)	1,354	(295)	775
Certificates of deposit	(236)	772	(226)	310

Total deposits	(520)	2,126	(521)	1,085
Securities sold under agreements to repurchase	(70)	(290)	47	(313)
FHLB advances	(557)	3,156	(819)	1,780
Warehouse line of credit	(67)	(220)	54	(233)
Trust preferred securities/Junior subordinated debentures	(48)	253	(23)	182

Total net change in expense on interest-bearing liabilities	(1,262)	5,025	(1,262)	2,501

Change in net interest income	$(601)	$6,720	$(381)	$5,738

Interest Income. Total interest income amounted to $21.6 million for the three months ended March 31, 2004 compared to $13.4 million for the three months ended March 31, 2003. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans and securities.

Interest income on loans totaled $15.0 million and $8.6 million for the three months ended March 31, 2004 and 2003, respectively. The higher interest income during the first quarter of 2004 reflects the increase in our average balance of loans receivable, resulting from our ability to retain a larger amount of loan originations during the first quarter of 2004 compared to the first quarter of 2003. We retained $227.8 million and $131.1 million of core loan originations during the three months ended March 31, 2004 and 2003, respectively, consisting primarily of loans secured by multi-family residential properties. The average yield earned on our loans receivable amounted to 5.36% and 6.19% during the three months ended March 31, 2004 and 2003, respectively. The decline in the average yield reflected the overall decrease in market interest rates during such period.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $6.6 million and $4.8 million for the three months ended March 31, 2004 and 2003, respectively. The effect on interest income of the increase in the average balance of securities during the first quarter of 2004 compared to the first quarter of 2003 was partially offset by a decrease in the average yield earned on such assets during these periods due to a general decline in market rates of interest. As a result, the average yield earned on securities and other interest-earning assets declined from 4.87% during the first quarter of 2003 to 4.11% for the first quarter of 2004.

        Interest Expense. Total interest expense was $7.8 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively. While our interest expense increased significantly due to the funding requirements for our balance sheet growth, the total cost of interest-bearing liabilities declined from 2.41% for the first quarter of 2003 to 1.89% for the first quarter of 2004. Our cost of funds, which includes the effect of noninterest-bearing deposits, decreased from 2.39% for the first quarter of 2003 to 1.85% for the first quarter of 2004.

Interest expense on deposits totaled $3.1 million and $2.0 million during the three months ended March 31, 2004 and 2003, respectively. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market interest rates during such periods. The average rate paid on interest-bearing deposits declined to 1.83% for the first quarter of 2004 from 2.46% for the first quarter of 2003.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, the warehouse line of credit and trust preferred securities/junior subordinated debentures, amounted to $4.7 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively. The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods. The average rate paid on borrowings declined to 1.93% for the first quarter of 2004 from 2.38% for the first quarter of 2003.

Asset Quality and the Provision for Loan Losses. At March 31, 2004, we had one nonperforming business loan with an outstanding principal balance of $75,000, which is our only nonperforming asset and impaired loan. This loan has been restructured and is performing in accordance with its revised terms. Nonperforming assets represented less than 0.01% of total assets at March 31, 2004. No multi-family or commercial real estate loan is delinquent at March 31, 2004. At March 31, 2004, our multi-family real estate loans held for investment, at origination, had a weighted average loan to value ratio of 68%, and a weighted average debt coverage ratio of 1.29, and commercial real estate loans, at origination, had a weighted average loan to value ratio of 65%, and a weighted average debt coverage ratio of 1.47.

We did not record a provision for loan losses during the first quarter of 2004. We completed our comprehensive asset quality review during the first quarter of 2004 based on our enhanced asset classification process and used this current information to calculate the allowance for loan losses based on, among other qualitative and quantitative factors, updated industry and peer comparison data. This comprehensive review indicated that a provision for loan losses for the first quarter of 2004 was not required and that the allowance for loan losses is adequate to cover potential losses inherent in the loan portfolio. During the first quarter of 2003 we recorded a provision of $609,000. Future additions to the allowance for loan losses may be required as a result of the factors described below.

We establish the allowance for loan losses commencing with the credit quality and historical performance of our multi-family and commercial real estate loan portfolio, which accounts for virtually all of the loan portfolio at March 31, 2004, and has not resulted in any delinquencies more than one payment past due, non-performing loans, adverse classifications or losses. Our overall asset quality remained sound, as supported by our internal risk rating process of a more seasoned multi-family and commercial real estate loan portfolio.

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

We consider the following qualitative environmental factors in determining the allocated loss factors when analyzing the allowance for loan losses: the levels of and trends in past due, non-accrual and impaired loans; the levels of and trends in charge-offs and recoveries; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

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

Management believes that its allowance for loan losses at March 31, 2004 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our multi-family residential and commercial loan portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended March 31,
	2004	2003
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$138	$975
Mortgage banking fees, net	112	75
Banking and servicing fees	437	195
Other income	238	323
Gain on sale of securities	893	1,647

Total noninterest income	$1,818	$3,215

Total noninterest income was $1.8 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively. Our noninterest income amounted to 7.8% and 19.4% of total revenues (which is comprised of total interest income and total noninterest income) during the three months ended March 31, 2004 and 2003, respectively. This ratio declined as we continue to benefit from retaining a significantly increased percentage of our originations as loans held for investment, which results in interest income becoming a significantly larger component of our revenues and the decrease in revenue from the gain on sale of loans. Total noninterest income decreased by $1.4 million, or 43%, during the first quarter of 2004, as compared to the first quarter of 2003, primarily due to a reduction in the gain on sale of loans and securities, partially offset by an increase in banking and servicing fees. The decline in gain on sale of loans reflects our decision to retain more of our originations which was made possible with the realignment of our loan origination function on April 1, 2003. Banking and servicing fees increased as a result of an increase in the receipt of prepayment fees from the payoff of loans.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended March 31,
	2004	2003
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$2,210	$1,504
Severance	—	430
Non-cash stock compensation	29	208
Occupancy and equipment	399	323
Professional and consulting	217	236
Marketing	300	214
Data processing	131	87
Insurance premiums	209	84
Loss on early extinguishment of debt	—	152
Other	544	307

Total noninterest expenses	$4,039	$3,545

Total noninterest expenses increased by $494,000, or 14%, during the first quarter of 2004, as compared to the first quarter of 2003. The increases in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to higher personnel and operational costs, including occupancy, marketing and insurance costs. During the first quarter of 2003, we incurred $430,000 in severance costs associated with the departure of an executive officer. Notwithstanding the foregoing, we have improved our operating efficiency as evidenced by our efficiency ratio, which declined from 30.08% first quarter of 2003 to 25.86% for the first quarter of 2004. Our efficiency ratio is defined as general and administrative expenses as a percentage of net interest income and noninterest income. Our ratio of general and administrative expenses to average assets also declined from 1.36% for the first quarter of 2003 to 0.89% for the first quarter of 2004. We believe that our efficiency ratio will continue to decline as the total of net interest income and noninterest income continues to increase, which should more than compensate for noninterest expense growth.

        Income Taxes. We recognized $4.5 million and $2.9 million of income tax expense during the three months ended March 31, 2004 and 2003, respectively. Our effective tax rate was 38.7% for the first quarter of 2004 compared to 40.5% for the first quarter of 2003. The decline in our effective tax rate includes the realization of tax benefits from certain multi-family and commercial real estate loans located in California Enterprise Zones, as well as recognition of affordable housing tax credits which were acquired after March 31, 2003.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At March 31, 2004, the Bank had $5.6 million in available FHLB borrowing capacity, and $126.6 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values and the Bank may in the future securitize a portion of its loans. At March 31, 2004, the Bank had outstanding commitments (including unused lines of credit) to originate loans of $64.8 million. The Bank also had commitments to sell $73.7 million of securities at March 31, 2004. Certificates of deposit which are scheduled to mature within one year totaled $196.2 million at March 31, 2004, and borrowings that are scheduled to mature within the same period amounted to $304.0 million at such date.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses. At March 31, 2004, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $2.9 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at the Company, which amounted to $5.0 million at March 31, 2004, including $2.2 million of an unencumbered mortgage-backed security. The Company also has the ability to obtain dividends from the Bank and CCM. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. As of March 31, 2004, after taking into consideration limitations contained in its warehouse line of credit, CCM would not be able to pay a dividend to us. As of such date, the Bank could dividend up to $33.6 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

The Company has issued $62.5 million of trust preferred securities through its six unconsolidated trust subsidiaries. In connection with the issuance of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $64.4 million of junior subordinated debentures issued by the Company. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of March 31, 2004 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$156,433	12.9%	$96,885	8.0%	$121,107	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	152,489	12.6	48,443	4.0	72,664	6.0
Tier I (core) capital (to adjusted assets)(1)	152,489	7.9	77,507	4.0	96,883	5.0
Tangible capital (to tangible assets)(1)	152,489	7.9	29,065	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $1.94 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.21 billion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk continues to be market interest rate volatility and its potential impact on net interest income and net interest margin resulting from changes in interest rates. We monitor our interest rate risk on at least a quarterly basis. Our operations do not subject us to foreign exchange or commodity price risk and we do not own any trading assets. Our real estate loan portfolio is concentrated primarily within California making us subject to the risk associated with the local economy. For a complete discussion of our asset and liability management process and our interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of an increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual increase in interest rates of 200 basis points during the twelve months following March 31, 2004 would decrease the projected higher net interest income by 3.0%, while a decline in interest rates of 100 basis points would decrease the projected higher net interest income by 2.6% reflecting a more asset-sensitive balance sheet than at December 31, 2003.

Management believes that all of the assumptions used in the foregoing analysis to evaluate the vulnerability of its projected net interest income to changes in interest rates approximate actual experiences and considers them to be reasonable. However, the interest rate sensitivity of the Bank’s assets and liabilities and the estimated effects of changes in interest rates on the Bank’s projected net interest income indicated in the above table could vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

Though the Company relies on a net interest income sensitivity/simulation model to manage its interest rate risk, the Company does monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At March 31, 2004, the Bank’s interest-earning assets which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $228.9 million, or 11.71% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of March 31, 2004, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$7,746	$7,746
Federal funds sold	64,000	—	—	—	64,000
Securities(1)(2)	155,372	130,768	89,720	177,166	553,026
Single-family residential loans(3)	1,943	421	348	170	2,882
Multi-family residential loans(3)	645,913	273,308	120,286	6,144	1,045,651
Commercial real estate loans(3)	65,754	44,260	32,041	4,274	146,329
Commercial business and consumer loans(3)	7,094	—	—	—	7,094
Other assets(4)(5)	73,709	—	—	53,893	127,602

Total	1,013,785	448,757	242,395	249,393	1,954,330

Liabilities:
Certificates of deposit	$196,234	$58,323	$—	$—	$254,557
Demand deposit accounts	—	—	—	36,139	36,139
NOW accounts(6)	542	379	163	—	1,084
Money market account(6)	223,896	156,727	67,169	—	447,792
Savings accounts(6)	1,553	1,086	466	—	3,105
FHLB advances(7)	304,169	638,841	340	27,127	970,477
Securities sold under agreements to repurchase	58,502	—	—	—	58,502
Other liabilities(8)	—	—	—	15,048	15,048

Total	784,896	855,356	68,138	78,314	1,786,704

Excess (deficiency) of total assets over total liabilities	$228,889	$(406,599)	$174,257	$171,079

Cumulative excess (deficiency) of total assets over total liabilities	$228,889	$(177,710)	$(3,453)	$167,626

Cumulative excess (deficiency) of total assets over total liabilities as a percentage of total assets	11.71%	(9.09)%	(0.18)%	8.58%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments.
(2)	Includes FHLB stock.
(3)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan premiums, deferred fees, goodwill, the allowance for loan losses, bank owned life insurance, accrued interest receivable and other assets.
(5)	The $73.7 receivable related to the commitment to sell certain mortgage-backed securities as of March 31, 2004 is reported as maturing during the first twelve months since the sales will settle in April 2004.
(6)	Although the Bank’s negotiable order of withdrawal (“NOW”) accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following allocation of principal balances for NOW accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. If the principal balance for NOW accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-earning assets which mature or reprice within one year would have exceeded its interest-bearing liabilities with similar characteristics by $2.9 million, or 0.15% of total assets.
(7)	Fixed-rate advances are included in the periods in which they are scheduled to mature. Balances include the amortization of the remaining purchase accounting adjustment of $1.0 million at March 31, 2004.
(8)	Includes accrued interest payable and other liabilities.

At March 31, 2004, 37% of the Bank’s multi-family and commercial real estate loans held for investment are tied to an index that adjusts each month. In addition, 48% of the Bank’s multi-family and commercial real estate loans have interest rates scheduled to reset within six months and 52% reset within one year from March 31, 2004. The Bank’s multi-family and commercial real estate loan portfolio had a weighted average duration to reset of approximately 21 months at March 31, 2004. Of our $243 million core loan pipeline at March 31, 2004, 72% of the loans are monthly adjustable while 12% and 11% are fixed for three and five years, respectively, before becoming monthly adjustable.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)

4.2	Indenture dated March 15, 2003 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

4.3	Indenture dated March 26, 2003 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (5)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (6)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003. (5)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(7)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(8)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)

10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2003. (1)

10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2003. (1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2003. (1)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2003. (1)

10.13	Membership Interest Purchase Agreement dated as of July 1, 2003, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)

10.14	Split Dollar Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (9)

10.15	Salary Continuation Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (9)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement date July 23, 2003 for Stephen H. Gordon (9)

10.16	Executive Bonus Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (9)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2003 for Stephen H. Gordon. (9)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (10)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (11)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003. (5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003. (5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003. (6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003. (6)

10.23	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004.

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004.

11	Statement re: computation of per share earnings. (See Note 2 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy). (6)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.

(4)	Incorporated by reference from the Form 10-Q for the quarter ending March 31, 2003 filed with the SEC on May 14, 2003.

(5)	Incorporated by reference from the Form 10-Q for the quarter ending September 30, 2003 filed with the SEC on November 14, 2003.

(6)	Incorporated by reference from the Annual Report on form 10-K for the year ending December 31, 2003 filed with the SEC on March 12, 2004.

(7)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(8)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez and Walsh, with the only differences being with respect to titles and salary.

(9)	The Bank has entered into substantially identical agreements with Messrs. DePillo and Hagerty, with the only differences being the amounts paid under each agreement. On November 26, 2002, the Bank entered into substantially identical agreements with Messrs. Sanchez and Walsh, with the only differences being the amounts paid under each agreement. On August 29, 2003 the Bank entered into substantially identical agreements with Mr. Williams, with the only difference being the amounts paid under the agreement.

(10)	We have entered into substantially identical agreements with each of our directors.

(11)	The Bank has entered into substantially identical agreements with each of its directors.

(b) Reports filed on Form 8-K.

1.	Report on Form 8-K dated March 31, 2004. The report included on Item 9 of Form 8-K a press release announcing the issuance of $10.0 million of floating-rate trust preferred securities through CCB Capital Trust VI, an unconsolidated special purpose business trust.

2.	Report on Form 8-K dated March 22, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company had entered into a strategic alliance and marketing agreement with Sperry Van Ness International, Inc.

3.	Report on Form 8-K dated March 8, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company will be participating at the Third Annual JMP Securities Research Conference on March 9, 2004 and the Sandler O’Neill & Partners 2004 West Coast Financial Services Conference on March 10, 2004

4.	Report on Form 8-K dated February 25, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company had entered into a strategic alliance and marketing agreement with TIMCOR Financial Corporation.

5.	Report on Form 8-K dated February 24, 2004. The report included on Item 5 of Form 8-K a presentation to be used by executives of the Company in whole or in part, at presentations made by executive officers of the Company in meetings with analysts and investors throughout the fiscal quarter ended March 31, 2004.

6.	Report on Form 8-K dated February 20, 2004. The report included on Item 5 of Form 8-K a press release announcing that, according to Dataquick Information Systems, the Company was the third largest originator of multi-family real estate loans in California during 2003.

7.	Report on Form 8-K dated February 18, 2004. The report included on Item 5 of Form 8-K a press release announcing that it entered into a lease agreement with Irvine Company for its headquarters and Irvine banking office.

8.	Report on Form 8-K dated February 13, 2004. The report included on Item 5 of Form 8-K a press release announcing the resignation of Kenneth A. Barnett as director of the Company and the appointment of Mark Scaffer to the Company’s board of directors.

9.	Report on Form 8-K dated January 30, 2004. The report included on Item 9 of Form 8-K supplemental information regarding its earnings for the quarter ended December 31, 2003.

10.	Report on Form 8-K dated January 28, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company had entered into an agreement and plan of merger with Hawthorne Financial Corporation. The agreement was included as an exhibit.

11.	Report on Form 8-K dated January 26, 2004. The report included on Item 12 of Form 8-K a press release announcing the Company’s earnings for the quarter ended December 31, 2003.

12.	Report on Form 8-K dated January 26, 2004. The report included on Item 9 of Form 8-K a press release announcing the Company’s declaration of a 4-for-3 stock split payable on February 20, 2004.

13.	Report on Form 8-K dated January 9, 2004. The report included on Item 9 of Form 8-K a press release announcing that the Company does not have any exposure to any of the REIT-related tax law revisions by the California Franchise Tax Board.

14.	Report on Form 8-K dated January 5, 2004. The report included on Item 9 of Form 8-K a press release announcing that the Company will release earnings for the quarter ended December 31, 2003 on January 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive Officer

May 10, 2004

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

May 10, 2004