Form 10-Q
period 2004-06-30
COMMERCIAL CAPITAL BANCORP INC
filed 2004-08-09
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50126

COMMERCIAL CAPITAL BANCORP, INC.

(Name of Registrant as Specified in its charter)

Nevada	33-0865080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8105 Irvine Center Drive, 15th Floor, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 585-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Number of shares of common stock outstanding as of July 30, 2004: 53,355,805

PART I

Item 1. Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$18,379	$4,066
Securities available-for-sale	499,846	560,729
Federal Home Loan Bank stock, at cost	85,543	41,517
Loans, net of allowance for loan losses of $36,831 and $3,942	3,647,931	1,047,632
Loans held-for-sale	983	14,893
Premises and equipment, net	8,441	1,534
Accrued interest receivable	16,897	6,827
Goodwill	357,367	13,035
Core deposit intangible	6,308	—
Bank-owned life insurance	45,843	17,925
Other assets	56,312	14,981

	$4,743,850	$1,723,139

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$92,627	$12,125
Interest-bearing:
Demand	88,922	942
Money market checking	450,317	372,273
Money market savings	386,836	—
Savings	198,063	2,700
Certificates of deposit	1,227,172	257,556

Total deposits	2,443,937	645,596
Securities sold under agreements to repurchase	—	74,475
Advances from Federal Home Loan Bank	1,550,770	822,519
Warehouse line of credit	—	13,794
Junior Subordinated Debentures	135,370	—
Trust Preferred Securities	—	52,500
Accrued interest payable and other liabilities	30,952	12,213

Total liabilities	4,161,029	1,621,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 53,610,808 and 29,956,372 shares	54	30
Additional paid-in capital	547,535	72,960
Deferred compensation	(292)	—
Retained earnings	48,437	30,413
Accumulated other comprehensive loss	(4,359)	(1,361)
Less: Treasury stock, at cost – 484,500 and 0 shares	(8,554)	—

Total stockholders’ equity	582,821	102,042

	$4,743,850	$1,723,139

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Interest income on:
Loans	$26,647	$10,309	$41,688	$18,860
Securities	6,301	5,700	12,471	10,297
Federal Home Loan Bank stock	662	278	1,061	513
Federal funds sold and interest-bearing deposits in other banks	16	11	36	19

Total interest income	33,626	16,298	55,256	29,689

Interest expense on:
Deposits	4,815	2,540	7,903	4,543
Advances from Federal Home Loan Bank	4,774	2,557	8,669	4,672
Securities sold under agreements to repurchase	139	384	295	853
Warehouse line of credit	37	370	88	654
Junior Subordinated Debentures	986	—	1,624	—
Trust Preferred Securities	—	448	—	904

Total interest expense	10,751	6,299	18,579	11,626

Net interest income	22,875	9,999	36,677	18,063
Provision for loan losses	—	677	—	1,286

Net interest income after provision for loan losses	22,875	9,322	36,677	16,777

Noninterest income:
Gain on sale of loans	4	571	142	1,546
Mortgage banking fees	194	285	306	360
Loan related and other fees	1,007	368	1,417	549
Retail banking fees	186	15	213	29
Other income	315	278	553	601
Gain on sale of securities	1,259	1,517	2,152	3,164

	2,965	3,034	4,783	6,249

Noninterest expenses:
Compensation and benefits	3,452	2,127	5,662	3,631
Severance	—	241	—	671
Non-cash stock compensation	29	145	58	353
Occupancy and equipment	713	292	1,074	500
Professional and consulting	255	278	481	514
Marketing	404	140	683	354
Technology	214	102	342	189
Insurance premiums and assessment costs	316	111	535	195
Merger related	420	—	420	—
Amortization of core deposit intangible	58	—	58	—
Loss on early extinguishment of debt	1,204	771	1,204	923
Other	744	367	1,331	789

	7,809	4,574	11,848	8,119

Income before income tax expense	18,031	7,782	29,612	14,907
Income tax expense	7,108	3,107	11,588	5,993

Net income	$10,923	$4,675	$18,024	$8,914

Basic earnings per share	$0.30	$0.16	$0.54	$0.31
Diluted earnings per share	0.28	0.15	0.50	0.29

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Six Months ended June 30, 2004

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2003	29,956	$30	$72,960	$—	$30,413	$(1,361)	—	$102,042
Comprehensive income:
Net income	—	—	—	—	18,024	—	—	18,024
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	—	(2,998)	—	(2,998)

Total comprehensive income								15,026
Common stock issued for acquisition of Hawthorne	23,485	24	441,493	—	—	—	—	441,517
Fair value of Hawthorne stock options	—	—	13,605	—	—	—	—	13,605
Fair value of Hawthorne warrants	—	—	17,153	—	—	—	—	17,153
Common stock repurchased	(485)	—	—	—	—	—	(8,554)	(8,554)
Acquisition of fractional shares due to stock split	(2)	—	(30)	—	—	—	—	(30)
Exercise of stock options	150	—	317	—	—	—	—	317
Tax benefit from stock options	—	—	1,082	—	—	—	—	1,082
Restricted stock awards	22	—	350	(350)	—	—	—	—
Amortization of deferred compensation restricted stock awards	—	—	—	58	—	—	—	58
Tax benefit from restricted stock awards	—	—	605	—	—	—	—	605

Balance, June 30, 2004	53,126	$54	$547,535	$(292)	$48,437	$(4,359)	$(8,554)	$582,821

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$18,024	$8,914
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,159	1,470
Stock compensation expense	58	353
Stock dividend from Federal Home Loan Bank	(1,061)	(513)
Bank owned life insurance income	(489)	(252)
Deferred taxes	3,287	266
Provision for loan losses	—	1,286
Gain on sale of securities	(2,152)	(3,164)
Gain on sale of loans	(142)	(1,546)
Loss on early extinguishment of debt	1,204	923
Origination of loans held-for-sale, net of principal payments	953	(147,488)
Proceeds from sales of loans held-for-sale	13,095	112,507
Decrease (increase) in accrued interest receivable and other assets	15,321	(4,290)
Decrease in accrued interest payable and other liabilities	(17,412)	(3,048)
Other, net	3,058	224

Net cash provided by (used in) operating activities	34,903	(34,358)

Cash flows from investing activities:
Purchases of securities available-for-sale	(153,483)	(489,725)
Proceeds from sales of securities available-for-sale	512,873	171,455
Proceeds from maturities and repayments of securities	54,185	66,599
Proceeds from sales of securities held to maturity	—	2,304
Purchases of Federal Home Loan Bank stock	(6,594)	(14,188)
Origination and purchase of loans, net of principal payments	(398,464)	(229,453)
Proceeds from sales of loans	139	—
Purchase of leasehold improvements and equipment	(1,364)	(229)
Purchase of Bank-owned life insurance	(653)	(8,851)
Cash acquired from Hawthorne, net	20,091	—

Net cash provided by (used in) investing activities	26,730	(502,088)

Cash flows from financing activities:
Net increase in deposits	42,062	217,288
Net decrease in securities sold under agreements to repurchase	(74,475)	(42,153)
Proceeds from Federal Home Loan Bank advances	742,554	379,179
Repayment of Federal Home Loan Bank advances	(761,204)	(61,585)
(Decrease) increase in warehouse line of credit	(13,794)	38,101
Issuance of Junior Subordinated Debentures	25,774	—
Common stock issued	—	2,790
Exercise of stock options	317	1,636
Purchase of treasury stock	(8,554)	—

Net cash provided by (used in) financing activities	(47,320)	535,256

Net increase (decrease) in cash and cash equivalents	14,313	(1,190)
Cash and cash equivalents:
Beginning of period	4,066	3,408

End of period	$18,379	$2,218

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$24,899	$11,876
Income taxes	4,650	6,528
Noncash activity:
Securities purchase commitment	—	20,827
Securitization of loans	26,978	—

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Six Months ended June 30,
	2004	2003
Supplemental disclosure for acquisition of Hawthorne:
Cash and cash equivalents	20,098		—
Securities available-for-sale	331,135		—
Federal Home Loan Bank stock	36,627		—
Loans, net of allowance	2,228,032		—
Premises and equipment, net	5,910		—
Accrued interest receivable	9,013		—
Goodwill	344,332		—
Core deposit intangibles	6,366		—
Bank-owned life insurance	26,776		—
Other assets	57,709		—
Deposits	(1,756,279)		—
Advances from Federal Home Loan Bank	(745,773)		—
Junior subordinated debentures	(55,513)		—
Accrued interest payable and other liabilities	(36,151)		—

Net assets acquired	$472,282	$

Cash paid for fractional shares	7		—
Fair value of common stock, options and warrants issued	472,275		—

Total consideration paid	$472,282	$

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (the “Company”), Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”). Prior period financial information has been restated to reflect reclassification adjustments.

(2)	Acquisition of Hawthorne Financial Corporation and Balance Sheet Restructuring

The Company’s acquisition of Hawthorne Financial Corporation (“Hawthorne”) and the merger of Hawthorne Savings into the Bank were completed after the close of business on June 4, 2004. The Company used the purchase method of accounting, and accordingly, Hawthorne’s operating results have been included in the consolidated financial statements from June 4, 2004. The Company issued 23,484,930 shares of its common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants through the acquisition. The valuation of common stock issued was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ from two days prior to the announcement of the signing of the merger agreement to two days thereafter, or $18.80. The fair value of the options assumed was $13.47 at the close of the merger. The fair value was determined by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years, risk-free interest rate of 3.25%, volatility of 40.26% and no dividend yield. The fair value of the warrants assumed was $18.07 at the close of the merger. The fair value was determined by the Black-Scholes option pricing model with the following assumptions: expected life of one year, risk-free interest rate of 1.97%, volatility of 40.26% and no dividend yield. At the date of the acquisition, management determined the estimated fair values of assets acquired and liabilities assumed. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Hawthorne acquisition is summarized below:

(Dollars in thousands)
Cash and cash equivalents	$20,098
Securities available-for-sale	331,135
Federal Home Loan Bank stock	36,627
Loans, net of allowance	2,228,032
Premises and equipment, net	5,910
Accrued interest receivable	9,013
Goodwill	344,332
Core deposit intangibles	6,366
Bank-owned life insurance	26,776
Other assets	57,709
Deposits	(1,756,279)
Advances from Federal Home Loan Bank	(745,773)
Junior subordinated debentures	(55,513)
Accrued interest payable and other liabilities	(36,151)

Total purchase price	$472,282

The purchase accounting adjustments recorded as part of the acquisition of Hawthorne resulted in a fair value adjustment of a net discount of $15.1 million to the carrying value of loans. This discount is being amortized over the estimated remaining life of the loans and is expected to be accreted through interest income over the next 20 months. The core deposit intangible of $6.4 million is being amortized over 10 years. The value of Hawthorne’s owned land and building improvements was increased by $1.1 million and $831,000, respectively, with the building improvements being amortized over an estimated life of 20 years. The fair value adjustment to the carrying value of certificates of deposit resulted in a net premium of $4.3 million which will be amortized over the life of the fixed-rate deposits with a weighted average maturity approximating six months. The fair value adjustment to the carrying value of Federal Home Loan Bank of San Francisco (“FHLB”) advances resulted in a net premium of $15.5 million. In connection with the closing of the acquisition, the Company prepaid $331.0 million of Hawthorne’s FHLB advances. There was approximately $15.8 million of fair value premium associated with these advances. As a result, there remained a net discount of approximately $273,000 which is being accreted through interest expense over the life of the fixed-term advances which approximates 27 months. The fair value adjustment to the carrying value of the junior subordinated debentures is a $2.9 million premium which is being amortized over 45 months.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Professional and legal fees of $6.8 million related to the Hawthorne acquisition have been capitalized as part of the purchase price. In addition, total severance and related costs of $8.7 million and lease termination costs of $1.0 million were recorded as part of the acquisition. Through June 30, 2004, approximately $13.8 million of these costs have been incurred and paid. During the second quarter of 2004, the Company recorded $420,000 in merger-related noninterest expense due to the cancellation of its data processing contracts and to record retention bonuses for certain Hawthorne employees during the transition.

There were no branch closures and the conversion of core data processing systems is anticipated to occur in October 2004.

In connection with the closing of the acquisition of Hawthorne, the Company sold $331.1 million of mortgage-backed securities that were carried on Hawthorne’s books and prepaid $331.0 million of Hawthorne’s FHLB advances, unwinding a wholesale leverage position that was on Hawthorne’s books at a negative spread. Additionally, the Company securitized approximately $27.0 million of Hawthorne’s single family residential loans and subsequently sold them, resulting in a gain on sale of securities of $1.2 million.

Unaudited pro forma consolidated results of income for the three and six months ended June 30, 2004 and three and six months ended June 30, 2003 as though Hawthorne had been acquired as of January 1, 2003 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net interest income	$36,681	$29,818	$71,341	$59,316
Net income	548	11,579	12,423	22,554
Basic earnings per share	0.01	0.23	0.23	0.44
Diluted earnings per share	0.01	0.21	0.22	0.41

The pro forma consolidated results of income for the three and six months ended June 30, 2004, includes merger related costs recorded on the books of Hawthorne that reduced net income by $12.2 million and $14.2 million, respectively.

(3)	Earnings Per Share

Information used to calculate earnings per share for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$10,923	$4,675	$18,024	$8,914
Weighted average shares:
Basic weighted average number of common shares outstanding	36,729,282	29,131,024	33,374,139	28,888,008
Dilutive effect of common stock equivalents	2,465,069	1,740,601	2,330,801	1,581,132

Diluted weighted average number of common shares outstanding	39,194,351	30,871,625	35,704,940	30,469,140

Net income per common share:
Basic	$0.30	$0.16	$0.54	$0.31
Diluted	0.28	0.15	0.50	0.29

A three-for-two stock split was paid on September 29, 2003 and a four-for-three stock split was paid on February 20, 2004. Prior period financial information has been adjusted to reflect these stock splits.

(4)	Stock Compensation

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$10,923	$4,675	$18,024	$8,914
Add: Stock-based compensation expense included in reported net income, net of tax	17	84	34	205
Less: Total stock-based compensation expense under the fair value method, net of tax	(146)	(191)	(286)	(414)

Net income, pro forma	$10,794	$4,568	$17,772	$8,705
Basic earnings per share:
As reported	$0.30	$0.16	$0.54	$0.31
Pro forma	0.29	0.16	0.53	0.30
Diluted earnings per share:
As reported	0.28	0.15	0.50	0.29
Pro forma	0.28	0.15	0.50	0.29

(5)	Operating Segments

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

	Three Months ended June 30, 2004
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$23,230	$66	$(944)	$523	$22,875
Noninterest income—external	2,928	6	31	—	2,965
Noninterest income—intercompany	35	133	—	(168)	—
Noninterest expense	7,044	82	724	(41)	7,809
Income taxes	7,597	51	(707)	167	7,108

Net income	$11,552	$72	$(930)	$229	$10,923

Total assets	$4,733,165	$5,323	$742,933	$(737,571)	$4,743,850

	Three Months ended June 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$8,203	$999	$(411)	$531	$9,322
Noninterest income—external	2,292	705	37	—	3,034
Noninterest income—intercompany	121	675	—	(796)	—
Noninterest expense	3,381	679	690	(176)	4,574
Income taxes	2,863	726	(445)	(37)	3,107

Net income	$4,372	$974	$(619)	$(52)	$4,675

Total assets	$1,283,949	$131,175	$128,162	$(131,465)	$1,411,821

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Six Months ended June 30, 2004
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$36,790	$153	$(1,542)	$1,276	$36,677
Noninterest income—external	4,579	193	49	(38)	4,783
Noninterest income—intercompany	32	133	—	(165)	—
Noninterest expense	10,300	211	1,384	(47)	11,848
Income taxes	12,231	113	(1,227)	471	11,588

Net income	$18,870	$155	$(1,650)	$649	$18,024

Total assets	$4,733,165	$5,323	$742,933	$(737,571)	$4,743,850

	Six Months ended June 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$14,761	$1,956	$(820)	$880	$16,777
Noninterest income—external	3,462	2,524	263	—	6,249
Noninterest income—intercompany	121	2,419	—	(2,540)	—
Noninterest expense	5,143	1,644	1,586	(254)	8,119
Income taxes	5,257	2,226	(899)	(591)	5,993

Net income	$7,944	$3,029	$(1,244)	$(815)	$8,914

Total assets	$1,283,949	$131,175	$128,162	$(131,465)	$1,411,821

(6)	Recently Issued Accounting Standards

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments on loans to be classified as held-for-sale that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively as of April 1, 2004 and it did not have a material impact on the Company’s financial statements.

(7)	Stock Repurchase Plan

In May 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5% of the Company’s proforma shares outstanding, giving effect to the Hawthorne acquisition, not to exceed $20 million in value. At June 30, 2004, the Company had repurchased 484,500 shares, at an average price of $17.66. The Company’s share repurchase authorization remains in effect.

(8)	Issuance of Junior Subordinated Debentures

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

On May 27, 2004, the Company issued $7.7 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust VII (the “Trust”) with an interest rate of three month LIBOR plus 250 basis points. The initial interest rate was established at 3.79%. The Trust was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $7.5 million will be used by the Company for general corporate purposes including the repurchase of outstanding shares of the Company’s common stock.

On June 22, 2004, the Company issued $7.7 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust VIII (the “Trust”) with an interest rate of six month LIBOR plus 250 basis points. The initial interest rate was established at 4.05%. The Trust was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $7.5 million will be used by the Company for general corporate purposes including the repurchase of outstanding shares of the Company’s common stock.

(9)	Subsequent Event – Adoption of Dividend Policy

In July 2004, the Company announced that it had initiated a cash dividend policy and declared an initial cash dividend of $0.04 per share to be paid on August 30, 2004 to shareholders of record on August 16, 2004.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within California;

•	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to act or threats of terrorism and/or military conflicts which could impact business and economic conditions in the United States and abroad;

•	adverse changes in the local real estate market, as most of our loans are concentrated in California and the substantial majority of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

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

The acquisition of the Bank in December 2000 permitted us to broaden our sources and types of revenue, while at the same time provided us with access to additional sources of funds. The acquisition of the Bank also provided us with the opportunity to acquire a portion of the loans originated by CCM and increase our purchases of mortgage-backed securities, retaining such loans and investments in the Bank’s portfolio and increasing our net interest income. Consequently, the acquisition of the Bank provided us with an ongoing source of recurring spread income to supplement the transaction-driven, noninterest income we were earning with respect to our mortgage banking activities conducted by CCM. The acquisition of the Bank also provided us with alternative product sources for funding our operations, including deposits, securities sold under reverse repurchase agreements and Federal Home Loan Bank of San Francisco (“FHLB”) advances. Our access to transaction deposits is particularly valuable to our business strategy, because such deposits are generally more relationship-driven and less interest rate sensitive. During 2001, we emphasized growth of the Bank’s balance sheet and during 2002, we increased our emphasis on growing our retail franchise and opened a banking office in south Orange County.

To further support our growth strategy, in December 2002, we completed the initial public offering of our common stock and raised net proceeds of $35.8 million. In January 2003, we issued additional common stock pursuant to the exercise of an over-allotment option granted to our underwriters which raised additional proceeds of $2.8 million. During 2003, we issued an additional $17.5 million of trust preferred securities, in two transactions, with the net proceeds contributed to the Bank to support additional growth. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures. During 2004, we issued an additional $25.8 million of junior subordinated debentures in three transactions and contributed $10.0 million of net proceeds to the Bank. The remaining net proceeds of $15.0 million are to be used for general corporate purposes, including the repurchase of the Company’s stock.

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

In September 2003, the Bank opened a banking office in La Jolla, California. The new banking office serves our existing client relationships in San Diego County, the third most populous county in California, behind Los Angeles and Orange counties. In June 2004, the Bank opened a banking office in Malibu, California and is scheduled to open a banking office in Beverly Hills, California in September 2004. We also announced plans to open a branch in Newport Coast, California in early 2005. We plan to continue to execute our strategic plan driven by our organic growth with a branch to be located in Northern California in the city of San Mateo. The Northern California banking office is scheduled to open before year-end 2004, and complements the Bank’s four Northern California lending offices, which are located in Burlingame, Oakland, Corte Madera, and Sacramento. We originated approximately 14% of our multi-family and commercial real estate loans in Northern California, during the twelve month period ended June 30, 2004. It is our intention to continue to opportunistically expand our deposit franchise through our successful de novo branch strategy. During the fourth quarter of 2003, the Bank also formed the Financial Services Group, a new business deposit division within Relationship Banking, which has attracted approximately $46.2 million of deposits, predominately transaction accounts, during its first nine months of operations.

Acquisition of Hawthorne Financial and Balance Sheet Restructuring

Our acquisition of Hawthorne Financial Corporation (“Hawthorne”) and the merger of Hawthorne Savings into the Bank were completed after the close of business on June 4, 2004. We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants through the acquisition. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits and operated through 15 branches. The acquisition of Hawthorne created $344.3 million of goodwill and core deposit intangible of $6.4 million. There were no branch closures and the conversion of core data processing systems is anticipated to occur in October 2004.

In connection with the closing of the acquisition of Hawthorne, we sold $331.1 million of mortgage-backed securities that were carried on Hawthorne’s books and prepaid $331.0 million of Hawthorne’s FHLB advances, thereby unwinding a wholesale leverage position that was on Hawthorne’s books at a negative spread. Additionally, we securitized approximately $27.0 million of Hawthorne’s single family residential loans and subsequently sold them, resulting in a gain on sale of securities of $1.2 million.

Strategic Alliances

In February 2004, the Company entered into a strategic partnership with TIMCOR Financial Corporation (“TIMCOR”), one of California’s leading qualified intermediaries which facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986. TIMCOR will promote and refer the Bank as a strategic provider of banking, deposit, and lending products and services to the significant number of income property real estate investors who utilize TIMCOR’s services. Additionally, TIMCOR has agreed to maintain a minimum of $50 million in business deposits with the Bank, as well as any funds held from referred transactions.

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

As a result of our acquisition activity, goodwill and a core deposit intangible asset have been added to our balance sheet. While the core deposit intangible arising from our Hawthorne acquisition will be amortized over its estimated useful life of 10 years, the amortization of goodwill was discontinued for periods after December 31, 2001 in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is required to be evaluated for impairment at least annually. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including forecasts of future earnings, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill, which would result in a charge to our operations. The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life. If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a writedown would be taken of the core deposit intangible through a charge to earnings.

Operating Segments

Our primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. For total assets and statement of income information on our primary operating segments as of and for the three and six months ended June 30, 2004 and 2003, see Note 5 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. The acquisition of Hawthorne significantly increased our total assets, loans, deposits and equity. At the time of the acquisition, Hawthorne had $2.75 billion in total assets, $2.26 billion in loans and $1.75 billion in deposits. Total assets increased $3.0 billion, or 175%, from $1.72 billion at December 31, 2003 to $4.74 billion at June 30, 2004. The growth in total assets is also due to the increase in loans held for investment, as we retained virtually all of our originated loans during the first six months of 2004. Total deposits have grown by $1.80 billion, or 279%, from $645.6 million at December 31, 2003 to $2.44 billion at June 30, 2004, with transaction accounts comprising 50% of total deposits.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $4.1 million at December 31, 2003 and $18.4 million at June 30, 2004. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio primarily consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. During the six months ended June 30, 2004, our securities portfolio declined by $60.9 million, as we anticipate significant loan growth in the future. We invest in these securities as a means to enhance our returns as well as to manage our liquidity and capital. Our securities portfolio amounted to $560.7 million, or 32.5%, of our total assets at December 31, 2003, compared to $499.8 million, or 10.5%, of our total assets at June 30, 2004. As discussed above, we sold the entire $331.1 million securities portfolio that was acquired from Hawthorne as part of a balance sheet restructuring initiative in connection with the closing of the Hawthorne acquisition. At June 30, 2004, all of our securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2004, our securities portfolio had an aggregate of $7.5 million of unrealized losses.

Net Loans Held for Investment and Loan Originations. Net loans held for investment increased 248% from $1.05 billion at December 31, 2003 to $3.65 billion at June 30, 2004. At the time of the acquisition, Hawthorne had $2.26 billion in loans. The following are the loans held for investment balances by product type:

	June 30, 2004	December 31, 2003
Single Family	$924,238	$3,193
Multi-Family	2,065,938	935,063
Commercial Real Estate	427,898	108,560
Construction	216,926	—
Land	51,637	—

Total real estate loans	3,686,637	1,046,816
Business and other loans	12,926	5,711

Total loans	3,699,563	1,052,527
Net deferred fees, premiums & discounts	(14,801)	(953)
Allowance for loan losses	(36,831)	(3,942)

Total loans held for investment, net	$3,647,931	$1,047,632

In late June 2004, we securitized and subsequently sold $27.0 million of single family loans that had been originated by Hawthorne, resulting in a gain of $1.2 million. We retained for investment a record $648.8 million, or 100%, of our core loan originations for the first six months of 2004, compared to $288.9 million, or 66%, for the first six months of 2003. Our core loan originations during the first six months of 2004 totaled $649.0 million compared to $440.9 million during the first six months of 2003. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels. Our total loan originations during the first six months of 2004 equaled $726.1 million, primarily consisting of multi-family and commercial real estate loans, compared to $474.1 million for the first six months of 2003. Our total and core loan originations pipeline was $470 million and $439 million at June 30, 2004, respectively. We project significant loan growth during the third quarter of 2004 driven by strong volumes of adjustable-rate core loan originations, with the loan origination pipeline floating with market interest rates. Our regulatory loan-to-one borrower limit was $55 million at June 30, 2004.

Deposits. Total deposits increased from $645.6 million at December 31, 2003 to $2.44 billion at June 30, 2004. At the time of the acquisition, Hawthorne had $1.75 billion of deposits in 15 branches. Hawthorne’s deposit base had a greater percentage of term deposits and reduced our percentage of transaction accounts (which consist of savings accounts, money market accounts and demand deposits) to total deposits to 49.8% at June 30, 2004 from 60.1% at December 31, 2003. Of our transaction account deposits at June 30, 2004, the majority was from Los Angeles, Orange, Riverside, and San Diego counties, with business deposits accounting for $236.7 million of the total. The deposit franchise consisted of approximately 71,000 accounts, at June 30, 2004, served by 20 banking offices with an average of $122 million in deposits per branch. We have approximately 52,000 transaction accounts with an average balance of approximately $23,000. We have approximately 19,000 time deposit accounts with an average of approximately $63,000. Our emphasis continues to be attracting transaction accounts by developing relationships with our borrower base, related small businesses and in the communities we serve. The Bank’s Financial Services Group accounted for $46.2 million of transaction deposits at June 30, 2004, less than nine months after its formation. The remaining amount of our deposits are comprised of certificates of deposit.

Borrowings. Another primary source of funds are borrowings, primarily FHLB advances, securities sold under agreements to repurchase, warehouse line of credit and junior subordinated debentures. Total borrowings amounted to $963.3 million at December 31, 2003 compared to $1.69 billion at June 30, 2004.

Advances from the FHLB amounted to $822.5 million at December 31, 2003 and $1.55 billion at June 30, 2004. At the time of the acquisition, Hawthorne had $729.7 million of advances from the FHLB. As part of the balance sheet restructuring in connection with the acquisition of Hawthorne, we prepaid $331.0 million of Hawthorne’s FHLB advances that had a weighted average interest cost of 4.53%. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We utilize FHLB advances as a funding source for our banking operations due to the attractive interest rates currently offered by the FHLB and to manage our interest rate risk by extending duration with this low cost funding source.

Reverse repurchase agreements amounted to $74.5 million at December 31, 2003 compared to a balance of zero at June 30, 2004. The decline in reverse repurchase agreements reflects our desire to replace these short-term liabilities with longer-term deposits and advances from the FHLB. Trust preferred securities amounted to $52.5 million at December 31, 2003 compared to $135.4 million of junior subordinated debentures at June 30, 2004. At the time of the acquisition, Hawthorne had $52.6 million of junior subordinated debentures. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures. During 2004, we issued an additional $25.8 million of junior subordinated debentures in three transactions to unconsolidated trust subsidiaries. The trusts were able to purchase the junior subordinated debentures primarily through the issuance of $25.0 million of trust preferred securities which had substantially identical terms as the junior subordinated debentures. Net proceeds of $10.0 million from the offering were contributed as capital to the Bank to support further growth and the remaining $15.0 million of net proceeds are to be used for general corporate purposes, including the repurchase of the Company’s stock.

Stockholders’ Equity. Stockholders’ equity increased from $102.0 million at December 31, 2003 to $582.8 million at June 30, 2004. We issued 23,484,930 shares in connection with our acquisition of Hawthorne. The acquisition of Hawthorne created $344.3 million of goodwill and a core deposit intangible of $6.4 million. The core deposit intangible will be amortized over ten years. We also issued 1,009,850 options and 949,319 warrants for Hawthorne’s stock options and warrants consistent with the exchange ratio provided to Hawthorne’s shareholders in the Hawthorne acquisition. The increase in stockholders’ equity also reflects the $18.0 million in net income for the six months ended June 30, 2004, partially offset by a $3.0 million increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $2.0 million due to the exercise of stock options and the delivery of restricted stock awards. In May 2004, we announced that our Board of Directors had authorized the repurchase of up to 2.5% of the Company’s proforma shares outstanding, giving effect to the Hawthorne acquisition, not to exceed $20 million in value. At June 30, 2004, we had repurchased 484,500 shares, at an average price of $17.66 for a total reduction in stockholders equity of $8.6 million. Our share repurchase authorization remains in effect. Our book value and tangible book value per share increased from $3.41 and $2.97 at December 31, 2003, respectively, to $10.97 and $4.13 at June 30, 2004, respectively.

Results of Operations

General. Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., cash gains on sales of loans and mortgage banking fees), as well as retail banking, loan servicing and other fees. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $10.9 million and $18.0 million for the three and six months ended June 30, 2004, respectively, compared to $4.7 million and $8.9 million for the three and six months ended June 30, 2003, respectively. Our results for the three and six month periods ended June 30, 2004 include the acquisition of Hawthorne for 26 days, as the transaction closed on June 4, 2004. This increase in net income also reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended June 30, 2004, we reported a return on average assets of 1.57% as compared to a return on average assets of 1.48% for the three months ended June 30, 2003. Our return on average equity and return on average tangible equity was 17.66% and 32.58% for the second quarter of 2004, respectively, compared to 21.08% and 24.70% for the second quarter of 2003, respectively. During the six months ended June 30, 2004, we reported a return on average assets of 1.56% as compared to a return on average assets of 1.58% for the six months ended June 30, 2003. Our return on average equity and return on average tangible equity was 20.29% and 31.48% for the six months ended June 30, 2004, respectively, compared to 20.85% and 24.60% for the six months ended June 30, 2003, respectively. The decline in our return on equity for both the three and six month periods of 2004 compared to the 2003 periods is due to the significantly higher equity from the Hawthorne acquisition.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest earning assets and interest-bearing liabilities. Net interest income totaled $22.9 million and $36.7 million during the three and six months ended June 30, 2004, respectively, compared to $10.0 million and $18.1 million during the three and six months ended June 30, 2003, respectively. The significant increase in net interest income in the 2004 periods reflects the substantial increase in interest-earning assets, primarily loans, which reflects our strategy of growing our loan portfolio through our retention of our core loan originations. We believe that our loan portfolio will continue to grow, which will contribute to higher net interest income.

Our net interest margin was 3.51% and 3.36% during the three and six months ended June 30, 2004, respectively, compared to 3.30% and 3.35% during the three and six months ended June 30, 2003, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our net interest margin would have been 3.32% and 3.25% during the three and six months ended June 30, 2004, respectively, and our net interest spread would have been 3.21% and 3.13% during the three and six months ended June 30, 2004, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information with respect to the Bank is based on average daily balances while certain information with respect to the Company and CCM is based on average month-end balances during the indicated periods. Footnote 5 presents certain information excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition.

	Three Months ended June 30,
	2004(5)			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$1,958,375	$26,647	5.44%	$689,549	$10,309	5.98%
Securities(2)	581,891	6,301	4.33	493,704	5,700	4.62
FHLB stock	59,173	662	4.48	25,286	278	4.40
Cash and cash equivalents(3)	4,985	16	1.28	3,507	11	1.25

Total interest-earning assets	2,604,424	33,626	5.16	1,212,046	16,298	5.38
Noninterest-earning assets	187,088			47,836

Total assets	$2,791,512			$1,259,882

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$641,765	2,767	1.73	$261,169	1,480	2.27
Certificates of deposit	537,589	2,048	1.53	209,595	1,060	2.03

Total deposits	1,179,354	4,815	1.64	470,764	2,540	2.16
Securities sold under agreements to repurchase	51,237	139	1.09	117,390	384	1.31
FHLB advances	1,149,387	4,774	1.67	472,758	2,557	2.17
Warehouse line of credit	6,849	37	2.17	58,530	370	2.54
Trust preferred/Junior subordinated debentures	84,034	986	4.72	35,000	448	5.13

Total interest-bearing liabilities	2,470,861	10,751	1.75	1,154,442	6,299	2.19

Noninterest-bearing deposits	53,495			8,422
Other noninterest-bearing liabilities	19,818			8,289

Total liabilities	2,544,174			1,171,153
Stockholders’ equity	247,338			88,729

Total liabilities and stockholders’ equity	$2,791,512			$1,259,882

Net interest-earning assets	$133,563			$57,604

Net interest income/interest rate spread		$22,875	3.41%		$9,999	3.19%

Net interest margin			3.51%			3.30%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding gains or losses on these securities.
(3)	Consists of cash in interest earning accounts and federal funds sold.
(4)	Consists of savings, money market accounts and other interest bearing deposits.
(5)	The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition:

	Three Months Ended June 30, 2004 as Reported Above			Excluding Premium/Discount Effect		Three Months Ended June 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$1,958,375	$26,647	5.44%	$4,304	$(832)	$1,962,679	$25,815	5.26%
Total interest-earning assets	2,604,424	33,626	5.16	4,304	(832)	2,608,728	32,794	5.03
Certificates of deposits	537,589	2,048	1.53	(1,228)	360	536,361	2,408	1.81
Total deposits	1,179,354	4,815	1.64	(1,228)	360	1,178,126	5,175	1.77
FHLB advances	1,149,387	4,774	1.67	(475)	(8)	1,148,912	4,766	1.67
Junior subordinated debentures	84,034	986	4.72	(832)	42	83,202	1,028	4.97
Total interest-bearing liabilities	2,470,861	10,751	1.75	(2,535)	394	2,468,326	11,145	1.82
Net interest income/interest rate spread		22,875	3.41		(1,226)		21,649	3.21
Net interest margin			3.51					3.32

	Six Months ended June 30,
	2004(5)			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$1,540,505	$41,688	5.41%	$621,050	$18,860	6.07%
Securities(2)	581,865	12,471	4.29	433,485	10,297	4.75
FHLB stock	52,063	1,061	4.08	21,747	513	4.72
Cash and cash equivalents(3)	7,106	36	1.01	3,017	19	1.26

Total interest-earning assets	2,181,539	55,256	5.07	1,079,299	29,689	5.50
Noninterest-earning assets	123,165			48,920

Total assets	$2,304,704			$1,128,219

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$530,577	4,771	1.81	$230,859	2,709	2.37
Certificates of deposit	398,575	3,132	1.58	169,826	1,834	2.18

Total deposits	929,152	7,903	1.71	400,685	4,543	2.29
Securities sold under agreements to repurchase	53,003	295	1.12	129,275	853	1.33
FHLB advances	1,008,654	8,669	1.73	411,268	4,672	2.29
Warehouse line of credit	8,223	88	2.15	49,940	654	2.64
Trust preferred/Junior subordinated debentures	69,136	1,624	4.72	35,000	904	5.21

Total interest-bearing liabilities	2,068,168	18,579	1.81	1,026,168	11,626	2.28

Noninterest-bearing deposits	43,410			7,496
Other noninterest-bearing liabilities	15,467			9,038

Total liabilities	2,127,045			1,042,702
Stockholders’ equity	177,659			85,517

Total liabilities and stockholders’ equity	$2,304,704			$1,128,219

Net interest-earning assets	$113,371			$53,131

Net interest income/interest rate spread		$36,677	3.26%		$18,063	3.22%

Net interest margin			3.36%			3.35%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding gains or losses on these securities.
(3)	Consists of cash in interest earning accounts and federal funds sold.
(4)	Consists of savings, money market accounts and other interest bearing deposits.
(5)	The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition:

	Six Months Ended June 30, 2004 as Reported Above			Excluding Premium/Discount Effect		Six Months Ended June 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$1,540,505	$41,688	5.41%	$2,152	$(832)	$1,542,657	$40,856	5.30%
Total interest-earning assets	2,181,539	55,256	5.07	2,152	(832)	2,183,691	54,424	4.98
Certificates of deposits	398,575	3,132	1.58	(614)	360	397,961	3,492	1.76
Total deposits	929,152	7,903	1.71	(614)	360	928,538	8,263	1.79
FHLB advances	1,008,654	8,669	1.73	(237)	(8)	1,008,417	8,661	1.73
Junior subordinated debentures	69,136	1,624	4.72	(416)	42	68,720	1,666	4.88
Total interest-bearing liabilities	2,068,168	18,579	1.81	(1,267)	394	2,066,901	18,973	1.85
Net interest income/interest rate spread		36,677	3.26		(1,226)		35,451	3.13
Net interest margin			3.36					3.25

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

	Six Months ended June 30, 2004 Compared to Six Months ended June 30, 2003
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(2,049)	$27,905	$(3,028)	$22,828
Securities	(997)	3,524	(353)	2,174
FHLB stock	(70)	716	(98)	548
Cash and cash equivalents	(4)	26	(5)	17

Total net change in income on interest-earning assets	(3,120)	32,171	(3,484)	25,567

Interest-bearing liabilities:
Deposits:
Transaction accounts	(643)	3,532	(827)	2,062
Certificates of deposit	(507)	2,480	(675)	1,298

Total deposits	(1,150)	6,012	(1,502)	3,360
Securities sold under agreements to repurchase	(135)	(504)	81	(558)
FHLB advances	(1,145)	6,803	(1,661)	3,997
Warehouse line of credit	(122)	(548)	104	(566)
Trust preferred securities/Junior subordinated debentures	(85)	884	(79)	720

Total net change in expense on interest-bearing liabilities	(2,637)	12,647	(3,057)	6,953

Change in net interest income	$(483)	$19,524	$(427)	$18,614

Interest Income. Total interest income amounted to $33.6 million and $55.3 million for the three and six months ended June 30, 2004, respectively, compared to $16.3 million and $29.7 million for the three and six months ended June 30, 2003, respectively. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans from the acquisition of Hawthorne and the greater retention of higher core loan originations.

Interest income on loans totaled $26.6 million and $41.7 million for the three and six months ended June 30, 2004, respectively, compared to $10.3 million and $18.9 million for the three and six months ended June 30, 2003, respectively. The higher interest income for the 2004 periods reflects the increase in our average balance of loans receivable, resulting from the acquisition of Hawthorne and our ability to retain a larger amount of loan originations during the 2004 periods compared to the 2003 periods. We retained $421.0 million and $648.8 million of core loan originations during the three and six months ended June 30, 2004, respectively, compared to $157.8 million and $288.9 million during the three and six months ended June 30, 2003, respectively, consisting primarily of loans secured by multi-family residential and commercial real estate properties. The average yield earned on our loans receivable amounted to 5.44% and 5.41% during the three and six months ended June 30, 2004, respectively, compared to 5.98% and 6.07% for the three and six months ended June 30, 2003, respectively. Excluding the effect of the discount accretion on loans resulting from the purchase accounting adjustments due to the Hawthorne acquisition, the average yield on our loans would have been 5.26% and 5.30% for the three and six months ended June 30, 2004, respectively. The decline in the average yield reflected the overall decrease in market interest rates during such period.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $7.0 million and $13.6 million for the three and six months ended June 30, 2004, respectively, compared to $6.0 million and $10.8 million for the three and six months ended June 30, 2003, respectively. The effect on interest income of the increase in the average balance of securities during the 2004 periods compared to the 2003 periods was partially offset by a decrease in the average yield earned on such assets during these periods due to a general decline in market rates of interest. As a result, the average yield earned on securities and other interest-earning assets declined from 4.58% and 4.73% during the three and six months ended June 30, 2003, respectively, compared to 4.32% and 4.23% for the three and six months ended June 30, 2004, respectively.

Interest Expense. Total interest expense was $10.8 million and $18.6 million for the three and six months ended June 30, 2004, respectively, compared to $6.3 million and $11.6 million for the three and six months ended June 30, 2003, respectively. While our interest expense increased significantly due to the funding requirements for our balance sheet growth, the total cost of interest-bearing liabilities declined from 2.19% and 2.28% for the three and six months ended June 30, 2003, respectively, compared to 1.75% and 1.81% for the three and six months ended June 30, 2004, respectively. Our cost of funds, which includes the effect of noninterest-bearing deposits, decreased from 2.17% and 2.27% for the three and six months ended June 30, 2003, respectively, to 1.71% and 1.77% for the three and six months ended June 30, 2004, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest bearing liabilities would have been 1.82% and 1.85% during the three and six months ended June 30, 2004, respectively, and our cost of funds would have been 1.78% and 1.81% during the three and six months ended June 30, 2004, respectively.

Interest expense on deposits totaled $4.8 million and $7.9 million during the three and six months ended June 30, 2004, respectively, compared to $2.5 million and $4.5 million for the three and six months ended June 30, 2003, respectively. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market interest rates during such periods. The average rate paid on interest-bearing deposits declined to 1.64% and 1.71% for the three and six months ended June 30, 2004, respectively, compared to 2.16% and 2.29% for the three and six months ended June 30, 2003, respectively. Excluding the effect of the amortization of the premium on certificates of deposit from the purchase accounting adjustment due to the Hawthorne acquisition, our average rate on interest-bearing deposits would have been 1.77% and 1.79% during the three and six months ended June 30, 2004, respectively.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, the warehouse line of credit and trust preferred securities/junior subordinated debentures, amounted to $5.9 million and $10.7 million for the three and six months ended June 30, 2004, respectively compared to $3.8 million and $7.1 million for the three and six months ended June 30, 2003, respectively. The effect on interest expense of the increases in the average balance of borrowings was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods. The average rate paid on borrowings declined to 1.85% and 1.88% for the three and six months ended June 30, 2004, respectively, from 2.21% and 2.28% for the three and six months ended June 30, 2003, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on borrowings would have been 1.86% and 1.89% for the three and six months ended June 30, 2004, respectively.

Asset Quality and the Provision for Loan Losses. Our total loans increased 251% to $3.70 billion at June 30, 2004, from $1.05 billion at December 31, 2003. Our total loan portfolio is more diversified as a result of the Hawthorne acquisition. The most significant changes in the credit concentration levels of our total loan portfolio were in the multi-family and single family residential loan portfolios. The multi-family loan portfolio increased $1.13 billion to $2.07 billion at June 30, 2004, from $935.1 million at December 31, 2003, however, the credit concentration level decreased to 56% of the total loan portfolio at June 30, 2004, from 89% at December 31, 2003. This was primarily the result of the $921.0 million increase in the single family residential portfolio to $924.2 million at June 30, 2004, from $3.2 million at December 31, 2003. The single family residential portfolio represents 25% of the total loan portfolio at June 30, 2004. The commercial real estate loan portfolio increased $319.3 million to $427.9 million at June 30, 2004, from $108.6 million at December 31, 2003, and the credit concentration level slightly increased from 10% to 12% of the total loan portfolio. Other additions to the total loan portfolio include construction and land loans, which total $268.6 million and represent 7% of the total loan portfolio at June 30, 2004.

Prior to the acquisition of Hawthorne, we had one nonaccrual loan, a commercial business line of credit, which had a $39,000 outstanding balance at June 30, 2004 and is currently performing in accordance with its restructuring agreement. The loan’s outstanding balance has declined from $129,000 at December 31, 2003 which was the only nonaccrual loan and troubled debt restructure at that date. Nonperforming loans had an outstanding principal balance of $5.7 million, or 0.12% of total assets, at June 30, 2004, with the increase in nonperforming loans resulting from our acquisition of Hawthorne. At June 30, 2004, our nonaccrual loans consist of eight single family residential loans with an outstanding principal balance of $5.6 million, one commercial business line of credit for $39,000 and four consumer loans for $10,000. We had no foreclosed assets at June 30, 2004 or December 31, 2003. At June 30, 2004, we had $2.3 million of outstanding principal balance of troubled debt restructured loans with only $39,000 on nonaccrual status. The table below summarizes the activity in our allowance for loan losses for the periods below:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$3,944	$3,325	$3,942	$2,716
Provision for loan losses	—	677	—	1,286
Allowance acquired through purchase of Hawthorne	32,885	—	32,885	—
Amounts charged off	(2)	—	(2)	—
Recoveries on loans previously charged off	4	—	6	—

Balance, end of period	$36,831	$4,002	$36,831	$4,002

Our comprehensive asset quality review, performed during the second quarter of 2004, was based on our enhanced asset classification process along with the prior classification process of Hawthorne applied to the acquired loan portfolio. We used this current information, along with other qualitative and quantitative factors, updated industry and peer comparison data to calculate the allowance for loan losses. This comprehensive review indicated that a provision for loan losses for the three and six months ended June 30, 2004 was not required and that the allowance for loan losses is adequate to cover potential losses inherent in the loan portfolio. During the three and six months ended June 30, 2003, we recorded provisions of $677,000 and $1,286,000, respectively. Future additions to the allowance for loan losses may be required as a result of the factors described below.

Management establishes the allowance for loan losses commencing with the credit quality and historical performance of our multi-family, commercial real estate, single family residential, construction, and land loan portfolios, which accounts for virtually all of the loan portfolio. Prior to the acquisition of Hawthorne, the multi-family and commercial real estate loan portfolios had not resulted in any delinquencies more than one payment past due, non-performing loans, adverse classifications or losses. Our overall asset quality remains sound, as supported by its internal risk rating process of a more seasoned multi-family, commercial real estate and single family residential loan portfolio.

The allowance for loan losses is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. We utilize a loan grading system with five classification categories, including assets classified as Pass, based upon credit risk characteristics and categorizes each loan asset by risk grade allowing for a more consistent review of similar loan assets. Management has also evaluated the loss exposure of classified loans, which are reviewed individually based on the evaluation of the cash flow, collateral, other sources of repayment, guarantors and any other relevant factors to determine the inherent loss potential in the credit.

Management considers the following qualitative environmental factors in determining the allocated loss factors when analyzing the allowance for loan losses: the levels of and trends in past due, non-accrual and impaired loans; levels of and trends in charge-offs and recoveries; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

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

Management believes that its allowance for loan losses at June 30, 2004 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

As of June 30, 2004, we have a reserve for undisbursed loan principal balances of $2.0 million recorded in other liabilities, predominantly in connection with construction loans that we acquired from Hawthorne. We have a total of $174.4 million of undisbursed loan principal balances at June 30, 2004.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$4	$571	$142	$1,546
Mortgage banking fees, net	194	285	306	360
Loan related and other fees	1,007	368	1,417	549
Retail banking fees	186	15	213	29
Other income	315	278	553	601
Gain on sale of securities	1,259	1,517	2,152	3,164

Total noninterest income	$2,965	$3,034	$4,783	$6,249

Noninterest income was $3.0 million and $4.8 million for the three and six months ended June 30, 2004, respectively, compared to $3.0 million and $6.2 million for the three and six months ended June 30, 2003, respectively. Our noninterest income amounted to 8.1% and 8.0% of total revenues (which is comprised of total interest income and total noninterest income) during the three and six months ended June 30, 2004, respectively, compared to 15.7% and 17.4% for the three and six months ended June 30, 2003, respectively. This ratio declined as we continue to benefit from retaining a significantly higher percentage of our core loan originations, which results in interest income becoming a significantly larger component of our revenues, and the decrease in revenue from the gain on sale of loans. The 2004 periods only include the activities of Hawthorne for the 26 days following the close of the acquisition on June 4, 2004. In late June 2004, we securitized and subsequently sold $27.0 million of single family loans that had been originated by Hawthorne, resulting in a gain of $1.2 million. Recurring loan and retail banking fee income for the second quarter of 2004 increased 211% to $1.2 million, compared to $383,000 for the second quarter of 2003, and offset the decline in income from gains on sales of loans and securities during the second quarter of 2004, compared to the second quarter of 2003. Noninterest income decreased 23% to $4.8 million for the six-month period ended June 30, 2004, compared to $6.2 million for the six-month period ended June 30, 2003. Our noninterest income included gains on sales of loans and securities of $2.3 million for the six-month period ended June 30, 2004, compared to $4.7 million for the six-month period ended June 30, 2003.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$3,452	$2,127	$5,662	$3,631
Severance	—	241	—	671
Non-cash stock compensation	29	145	58	353
Occupancy and equipment	713	292	1,074	500
Professional and consulting	255	278	481	514
Marketing	404	140	683	354
Technology	214	102	342	189
Insurance premiums and assessment costs	316	111	535	195
Merger related	420	—	420	—
Amortization of core deposit intangible	58	—	58	—
Loss on early extinguishment of debt	1,204	771	1,204	923
Other	744	367	1,331	789

Total noninterest expenses	$7,809	$4,574	$11,848	$8,119

Our noninterest expenses totaled $7.8 million and $11.8 million for the three and six-month periods ended June 30, 2004, respectively, compared to $4.6 million and $8.1 million for the three and six-month periods ended June 30, 2003, respectively. Our noninterest expenses for the 2004 periods only include the activities of Hawthorne for the 26 days following the close of the acquisition on June 4, 2004. The increase during the 2004 periods compared to the 2003 periods is primarily due to higher personnel and operational costs, including occupancy, marketing and insurance costs largely related to the additional operations from the acquisition of Hawthorne and due to our internal growth in operations. We recorded $1.2 million in costs associated with the early extinguishment of FHLB advances for the three and six-month periods ended June 30, 2004, compared to $771,000 and $923,000 for the three and six-month periods ended June 30, 2003, respectively. We recorded $58,000 of amortization of the core deposit intangible for the three-month period ended June 30, 2004, as a result of the acquisition of Hawthorne. We incurred $420,000 of merger related costs during the second quarter of 2004, due to the cancellation of our data processing contracts and to record retention bonuses for certain Hawthorne employees during the transition.

Income Taxes. We recognized $7.1 million and $11.6 million of income tax expense during the three and six months ended June 30, 2004, respectively compared to $3.1 million and $6.0 million for the three and six months ended June 30, 2003, respectively. Our effective tax rate was 39.42% and 39.13% for the three and six-month periods ended June 30, 2004, respectively, compared to 39.93% and 40.20% for the three and six-month periods ended June 30, 2003, respectively.

Liquidity and Capital Resources

Liquidity. The objective of liquidity management is to ensure that we have the continuing ability to maintain cash flows that are adequate to fund our operations and meet our debt obligations and other commitments on a timely and cost-effective basis. Our liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as federal funds sold. If we require funds beyond our ability to generate them internally, various forms of both short-and long-term borrowings provide an additional source of funds.

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At June 30, 2004, the Bank had $637.8 million in available FHLB borrowing capacity, and $165.4 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. We also have the ability to securitize a portion of our loans. In connection with the Hawthorne acquisition, we securitized approximately $27.0 million of Hawthorne’s single family residential loans and subsequently sold them, resulting in a gain on sale of securities of $1.2 million during June 2004. At June 30, 2004, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $288.8 million. Certificates of deposit which are scheduled to mature within one year totaled $1.08 billion, excluding purchase accounting adjustments, at June 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $583.1 million, excluding purchase accounting adjustments, at such date.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses. At June 30, 2004, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $6.8 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at the Company, which amounted to $18.8 million at June 30, 2004, including $2.0 million of an unencumbered mortgage-backed security. The Company also has the ability to receive dividends from the Bank and CCM. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. As of June 30, 2004, after taking into consideration limitations contained in its warehouse line of credit, CCM could dividend up to $116,000 to us. As of such date, the Bank could dividend up to $45.1 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

The Company has issued $77.5 million of trust preferred securities through its eight unconsolidated trust subsidiaries and acquired $51.0 million of trust preferred securities that Hawthorne had previously issued. In connection with the issuance or acquisition of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $132.5 million of junior subordinated debentures issued by the Company. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures.

We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of June 30, 2004, the FHLB issued five letters of credit for a total of $203.5 million. The purpose of these letters of credit is to fulfill the collateral requirements for five deposits totaling $185.0 million placed by the State of California with the Bank. These letters of credit are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these letters of credit; however, the Bank pays a monthly maintenance fee of 15 basis points per annum.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of June 30, 2004 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$368,823	11.5%	$256,482	8.0%	$320,602	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	331,992	10.4	128,241	4.0	192,361	6.0
Tier I (core) capital (to adjusted assets)(1)	331,992	7.6	175,378	4.0	219,223	5.0
Tangible capital (to tangible assets)(1)	331,992	7.6	65,767	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $4.38 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.21 billion.

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

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of an increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual increase in interest rates of 200 basis points during the twelve months following June 30, 2004 would increase the projected higher net interest income by 3.1%, while a decline in interest rates of 100 basis points would decrease the projected higher net interest income by 1.3% reflecting a more asset-sensitive balance sheet than at December 31, 2003.

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

Though the Company relies on a net interest income sensitivity/simulation model to manage its interest rate risk, the Company does monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At June 30, 2004, the Bank’s interest-earning assets, which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $710.0 million, or 15.00% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of June 30, 2004, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$17,956	$17,956
Securities(1)(2)	179,827	140,127	94,588	168,816	583,358
Single family residential loans(3)	749,873	144,261	27,303	2,801	924,238
Multi-family residential loans(3)	1,444,949	474,498	137,201	9,290	2,065,938
Commercial real estate loans(3)	286,174	74,746	58,021	8,957	427,898
Construction loans (3)	216,926	—	—	—	216,926
Land loans (3)	51,637	—	—	—	51,637
Commercial business and consumer loans(3)	12,926	—	—	—	12,926
Other assets(4)	—	—	—	432,288	432,288

Total	2,942,312	833,632	317,113	640,108	4,733,165

Liabilities:
Certificates of deposit	$1,081,795	$134,942	$10,435	$—	$1,227,172
Non-interest bearing demand deposit accounts	—	—	—	102,867	102,867
Interest-bearing demand deposit accounts(5)	44,460	31,123	13,339	—	88,922
Money market account(5)	423,915	296,741	127,174	—	847,830
Savings accounts(5)	99,032	69,322	29,709	—	198,063
FHLB advances(6)	583,152	940,193	340	27,085	1,550,770
Other liabilities(7)	—	—	—	31,126	31,126

Total	2,232,354	1,472,321	180,997	161,078	4,046,750

Excess (deficiency) of total assets over total liabilities	$709,958	$(638,689)	$136,116	$479,030

Cumulative excess (deficiency) of total assets over total liabilities	$709,958	$71,269	$207,385	$686,415

Cumulative excess (deficiency) of total assets over total liabilities as a percentage of total assets	15.00%	1.51%	4.38%	14.50%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments.
(2)	Includes FHLB stock.
(3)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan premiums, deferred fees, goodwill, the allowance for loan losses, bank owned life insurance, accrued interest receivable and other assets.
(5)	Although the Bank’s interest-bearing demand deposit accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following allocation of principal balances for interest-bearing demand deposit accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. If the principal balance for interest-bearing demand deposit accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-earning assets which mature or reprice within one year would have exceeded its interest-bearing liabilities with similar characteristics by $142.6 million, or 3.01% of total assets.
(6)	Fixed-rate advances are included in the periods in which they are scheduled to mature.
(7)	Includes accrued interest payable and other liabilities.

At June 30, 2004, 46% of the Bank’s loans held for investment are tied to an index that adjusts each month or mature within one month. In addition, 63% of the Bank’s loans held for investment have interest rates scheduled to reset within six months or mature within six months and 67% reset or mature within one year from June 30, 2004. The Bank’s total loan portfolio had a weighted average duration to reset or maturity of approximately 14 months at June 30, 2004.

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

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended June 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004	—	N/A	—	N/A
May 1, 2004 – May 31, 2004	—	—	—	$20,000,000
June 1, 2004 – June 30, 2004	484,500	$17.66	484,500	$11,446,000
Total	484,500	$17.66	484,500	$11,446,000

(1)	All of the shares repurchased during the three months ended June 30, 2004 were repurchased under the Company’s first stock repurchase plan, approved by our Board of Directors on May 17, 2004 and announced on May 26, 2004, which authorizes the purchase, at management’s discretion, of up to 2.5% of the Company’s proforma outstanding shares of common stock, giving effect to the acquisition of Hawthorne Financial Corporation, not to exceed $20.0 million in value. We did not impose a time period for the repurchase activity under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 17, 2004 in Irvine, California.

At the 2004 annual meeting of stockholders, the stockholders elected the following individuals to the Board of Directors for a two year term or until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Stephen H. Gordon	27,279,224	539,870
Mark E. Schaffer	27,550,502	268,592
Christopher G. Hagerty	27,229,147	589,947

The following directors term of office continued after the meeting: David S. Depillo, James G. Brakke, Robert J. Shackleton and Barney R. Northcote.

The stockholders approved the issuance of the Company’s common stock pursuant to the terms of an agreement and plan of merger, dated as of January 27, 2004, among the Company, CCBI Acquisition Corp. and Hawthorne Financial Corporation. There were 22,388,140 votes cast for the issuance, 36,256 votes against the issuance, 71,826 abstentions and 5,322,872 shares as to which brokers did not receive specific voting instructions (“broker non-votes”).

The stockholders approved the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004. There were 27,558,342 votes cast for the ratification, 253,720 votes cast against the ratification, 7,032 abstentions and zero broker non-votes.

The stockholders approved an amendment to the articles of incorporation increasing the authorized common stock. There were 26,374,361 votes cast for the increase, 1,371,012 votes against the increase, 73,721 abstentions and zero broker non-votes.

The stockholders approved an executive performance-based compensation policy. There were 21,812,946 votes cast for the executive performance-based compensation policy, 620,864 votes against the executive performance-based compensation policy, 46,138 abstentions and 5,333,813 broker non-votes.

The stockholders approved a long-term stock based incentive plan. There were 20,257,764 votes cast for the long-term stock based incentive plan, 2,130,995 votes against the long-term stock based incentive plan, 46,522 abstentions and 5,383,813 broker non-votes.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)

3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)

4.2	Indenture dated March 15, 2003 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

4.3	Indenture dated March 26, 2003 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (5)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (6)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas. (7)

4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.9	Form of Hawthorne Financial Corporation Warrants. (9)

4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein. (9)

4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.

4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.

4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.

4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York.

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003. (5)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(12)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(13)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)

10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2003. (1)

10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2003. (1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2003. (1)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2003. (1)

10.13	Membership Interest Purchase Agreement dated as of July 1, 2003, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)

10.14	Split Dollar Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (14)

10.15	Salary Continuation Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (14)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement date July 23, 2003 for Stephen H. Gordon. (14)

10.16	Executive Bonus Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (14)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2003 for Stephen H. Gordon. (14)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (15)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (16)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003. (5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003. (5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003. (6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003. (6)

10.23	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004. (7)

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004. (7)

10.25	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VII dated May 27, 2004.

10.26	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated May 27, 2004.

10.27	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VIII dated June 22, 2004.

10.28	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated June 22, 2004.

10.29	Executive Performance-Based Compensation Policy. (10)

10.30	Commercial Capital Bancorp, Inc. 2004 Long –Term Incentive Plan. (10)

10.32	Hawthorne Financial Corporation 2001 Stock Option Plan. (11)

11	Statement re: computation of per share earnings. (See Note 3 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy). (6)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.
(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.
(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.
(4)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 14, 2003.
(5)	Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 14, 2003.
(6)	Incorporated by reference from the Annual Report on form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

(7)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2004 filed with SEC on May 10, 2004.

(8)	Incorporated by reference from the Registration Statement on Form S-3 (No. 333-117583) filed with the SEC on July 26, 2004.

(9)	Incorporated by reference from Hawthorne Financial Corporation’s current Report on 8-K filed with the SEC on February 7, 1996. The Company assumed the Hawthorne Financial Corporation Warrants following the Company’s acquisition of Hawthorne on June 4, 2004.

(10)	Incorporated by reference from the Registration Statement on Form S-4 (No. 333-113869) filed with the SEC on March 23, 2004.

(11)	Incorporated by reference from the Registration Statement on Form S-8 (No. 333-116643) filed with the SEC on June 18, 2004. The Company assumed the Hawthorne Financial Corporation 2001 Stock Option Plan following the Company’s acquisition of Hawthorne on June 4, 2004.
(12)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez, Walsh, Noble and Lawyer with the only differences being with respect to titles and salary.
(13)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez, Walsh, Noble and Lawyer with the only differences being with respect to titles and salary.
(14)	The Bank has entered into substantially identical agreements with Messrs. DePillo and Hagerty, with the only differences being the amounts paid under each agreement. On November 26, 2002, the Bank entered into substantially identical agreements with Messrs. Sanchez and Walsh, with the only differences being the amounts paid under each agreement. On August 29, 2003 the Bank entered into substantially identical agreements with Mr. Williams, with the only difference being the amounts paid under the agreement.
(15)	We have entered into substantially identical agreements with each of our directors. The former directors of Hawthorne Financial Corporation who have become directors of the Company in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.
(16)	The Bank has entered into substantially identical agreements with each of its directors. The former directors of Hawthorne Financial Corporation who have become directors of the Bank in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.

(b) Reports filed on Form 8-K.

1.	Report on Form 8-K dated June 30, 2004. The report included on Item 9 of Form 8-K a press release announcing the issuance of $7.5 million of floating-rate trust preferred securities through CCB Capital Trust VIII, an unconsolidated special purpose business trust.

2.	Report on Form 8-K dated June 28, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company and its Bank subsidiary had hired Thomas G. Lawyer as executive vice president, income property lending.

3.	Report on Form 8-K dated June 14, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company completed a balance sheet restructuring in connection with the close of its acquisition of Hawthorne Financial Corporation.

4.	Report on Form 8-K dated June 7, 2004. The report included on Items 2, 5 and 7 of Form 8-K a press release announcing that the Company had completed its acquisition of Hawthorne Financial Corporation.

5.	Report on Form 8-K dated June 3, 2004. The report included on Item 9 of Form 8-K a press release announcing the issuance of $7.5 million of floating-rate trust preferred securities through CCB Capital Trust VII, an unconsolidated special purpose business trust.

6.	Report on Form 8-K dated May 26, 2004. The report included on Item 5 of Form 8-K a press release announcing the Company’s intention to repurchase up to approximately 2.5% of its common stock outstanding, after giving effect the Hawthorne acquisition, not to exceed $20 million.

7.	Report on Form 8-K dated May 25, 2004. The report included on Item 5 of Form 8-K a press release announcing that the stockholders of Hawthorne Financial Corporation approved the plan of merger and acquisition by the Company.

8.	Report on Form 8-K dated May 6, 2004. The report included on Item 5 of Form 8-K a press release announcing record core and total loan originations for the month of April 2004.

9.	Report on Form 8-K dated April 29, 2004. The report included on Item 12 of Form 8-K a transcript of the earnings conference call on April 26, 2004.

10.	Report on Form 8-K dated April 26, 2004. The report included on Item 9 of Form 8-K a disclosure regarding the Company’s Bank subsidiary cumulative one-year static gap at March 31, 2004.

11.	Report on Form 8-K dated April 27, 2004. The report included on Item 5 of Form 8-K a press release announcing the Company entered into a lease agreement to open a banking office in Malibu, California.

12.	Report on Form 8-K dated April 26, 2004. The report included on Item 12 of Form 8-K a press release announcing the Company’s earnings for the first quarter of 2004.

13.	Report on Form 8-K dated April 22, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company had hired three loan agents in Southern California.

14.	Report on Form 8-K dated April 22, 2004. The report included on Item 5 of Form 8-K a press release announcing that the Company will enter into a lease agreement to open a banking office in Newport Coast, California.

15.	Report on Form 8-K dated April 1, 2004. The report included on Item 12 of form 8-K a press release announcing that the Company will release its earnings for the first quarter of 2004 before the market opens on April 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive Officer

August 9, 2004

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

August 9, 2004