Form 10-Q
period 2004-09-30
COMMERCIAL CAPITAL BANCORP INC
filed 2004-11-09
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

Number of shares of common stock outstanding as of October 29, 2004: 54,317,718

PART I

Item 1. Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$20,445	$4,066
Securities available-for-sale	486,220	560,729
Federal Home Loan Bank stock, at cost	86,147	41,517
Loans, net of allowance for loan losses of $36,846 and $3,942	3,862,582	1,047,632
Loans held-for-sale	17,620	14,893
Premises and equipment, net	9,989	1,534
Accrued interest receivable	16,819	6,827
Goodwill	357,367	13,035
Core deposit intangible	6,105	—
Bank-owned life insurance	46,270	17,925
Other assets	57,212	14,981

	$4,966,776	$1,723,139

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$92,950	$12,125
Interest-bearing:
Demand	80,267	942
Money market checking	419,760	372,273
Money market savings	298,165	—
Savings	293,905	2,700
Certificates of deposit	1,113,595	257,556

Total deposits	2,298,642	645,596
Securities sold under agreements to repurchase	—	74,475
Advances from Federal Home Loan Bank	1,888,798	822,519
Warehouse line of credit	—	13,794
Junior subordinated debentures	135,225	—
Trust preferred securities	—	52,500
Accrued interest payable and other liabilities	35,403	12,213

Total liabilities	4,358,068	1,621,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 55,019,162 and 29,956,372 shares	55	30
Additional paid-in capital	558,241	72,960
Deferred compensation	(263)	—
Retained earnings	64,293	30,413
Accumulated other comprehensive loss	(1,528)	(1,361)
Less: Treasury stock, at cost – 657,400 and 0 shares	(12,090)	—

Total stockholders’ equity	608,708	102,042

	$4,966,776	$1,723,139

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Interest income on:
Loans	$50,777	$11,425	$92,464	$30,285
Securities	5,301	5,273	17,773	15,570
Federal Home Loan Bank stock	891	345	1,951	858
Federal funds sold and interest-bearing deposits in other banks	18	17	55	36

Total interest income	56,987	17,060	112,243	46,749

Interest expense on:
Deposits	9,060	2,676	16,963	7,219
Advances from Federal Home Loan Bank	8,437	2,941	17,106	7,613
Securities sold under agreements to repurchase / Federal funds purchased	2	76	297	929
Warehouse line of credit	—	121	88	775
Junior subordinated debentures	1,611	—	3,235	—
Trust preferred securities	—	438	—	1,342

Total interest expense	19,110	6,252	37,689	17,878

Net interest income	37,877	10,808	74,554	28,871
Provision for loan losses	—	—	—	1,286

Net interest income after provision for loan losses	37,877	10,808	74,554	27,585

Noninterest income:
Gain on sale of loans	72	198	214	1,744
Mortgage banking fees	137	244	444	604
Loan related fees	2,217	312	3,603	861
Retail banking fees	588	23	801	52
Other income	601	314	1,183	915
Gain on sale of securities	—	395	2,152	3,559

	3,615	1,486	8,397	7,735

Noninterest expenses:
Compensation and benefits	6,148	2,019	11,810	5,650
Severance	—	—	—	671
Non-cash stock compensation	29	—	87	353
Occupancy and equipment	2,131	344	3,205	844
Professional and consulting	369	149	779	663
Marketing	422	216	1,104	570
Technology	496	87	837	276
Insurance premiums and assessment costs	582	134	1,117	329
Merger-related	494	—	914	—
Amortization of core deposit intangible	203	—	261	—
Loss on early extinguishment of debt	—	320	1,204	1,243
Other	2,023	438	3,426	1,227

	12,897	3,707	24,744	11,826

Income before income tax expense	28,595	8,587	58,207	23,494
Income tax expense	10,591	3,230	22,178	9,223

Net income	$18,004	$5,357	$36,029	$14,271

Basic earnings per share	$0.34	$0.18	$0.90	$0.49
Diluted earnings per share	0.32	0.17	0.84	0.46

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Nine Months ended September 30, 2004

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2003	29,956	$30	$72,960	$—	$30,413	$(1,361)	—	$102,042
Comprehensive income:
Net income	—	—	—	—	36,029	—	—	36,029
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	—	(167)	—	(167)

Total comprehensive income								35,862
Common stock issued for acquisition of Hawthorne Financial Corporation (“Hawthorne”)	23,485	24	441,493	—	—	—	—	441,517
Fair value of Hawthorne stock options	—	—	13,605	—	—	—	—	13,605
Fair value of Hawthorne warrants	—	—	17,153	—	—	—	—	17,153
Cash dividends paid on common stock	—	—	—	—	(2,149)	—	—	(2,149)
Common stock repurchased	(657)	—	—	—	—	—	(12,090)	(12,090)
Acquisition of fractional shares due to stock split	(2)	—	(30)	—	—	—	—	(30)
Exercise of stock options	980	1	4,212	—	—	—	—	4,213
Tax benefit from stock options	—	—	6,602	—	—	—	—	6,602
Exercise of warrants	578	—	428	—	—	—	—	428
Restricted stock awards	22	—	350	(350)	—	—	—	—
Amortization of deferred compensation restricted stock awards	—	—	—	87	—	—	—	87
Tax benefit from restricted stock awards	—	—	1,468	—	—	—	—	1,468

Balance, September 30, 2004	54,362	$55	$558,241	$(263)	$64,293	$(1,528)	$(12,090)	$608,708

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$36,029	$14,271
Adjustments to reconcile net income to net cash used in operating activities:
Core deposit intangible amortization	261	—
Hawthorne purchase accounting adjustments	(3,955)	—
Depreciation and other amortization	3,125	2,622
Stock compensation expense	87	353
Stock dividend from Federal Home Loan Bank	(1,951)	(858)
Bank-owned life insurance income	(917)	(465)
Deferred taxes	4,044	2,883
Provision for loan losses	—	1,286
Gain on sale of securities	(2,152)	(3,559)
Gain on sale of loans	(214)	(1,744)
Loss on early extinguishment of debt	1,204	1,243
Origination of loans held-for-sale, net of principal payments	956	(134,479)
Proceeds from sales of loans held-for-sale	13,095	128,051
Decrease (increase) in accrued interest receivable and other assets	14,499	(10,284)
Decrease in accrued interest payable and other liabilities	(12,961)	(1,021)
Other, net	2,757	(127)

Net cash provided by (used in) operating activities	53,907	(1,828)

Cash flows from investing activities:
Purchases of securities available-for-sale	(153,483)	(510,179)
Proceeds from sales of securities available-for-sale	512,873	260,054
Proceeds from maturities and repayments of securities	72,140	128,596
Proceeds from sales of securities held to maturity	—	2,304
Purchases of Federal Home Loan Bank stock	(7,432)	(19,028)
Redemption of Federal Home Loan Bank stock	1,225	—
Origination and purchase of loans, net of principal payments	(629,665)	(389,868)
Proceeds from sales of loans	3,106	—
Purchase of leasehold improvements and equipment	(3,484)	(704)
Purchase of Bank-owned life insurance	(653)	(8,851)
Cash acquired from Hawthorne, net	20,091	—

Net cash used in investing activities	(185,282)	(537,676)

Cash flows from financing activities:
Net increase (decrease) in deposits	(101,691)	254,131
Net decrease in securities sold under agreements to repurchase	(74,475)	(110,993)
Proceeds from Federal Home Loan Bank advances	1,125,593	522,679
Repayment of Federal Home Loan Bank advances	(806,204)	(125,256)
(Decrease) increase in warehouse line of credit	(13,794)	9,646
Issuance of junior subordinated debentures	25,774	—
Issuance of trust preferred securities	—	7,500
Common stock issued	—	2,790
Exercise of stock options	4,213	4,446
Exercise of warrants	428	—
Purchase of treasury stock	(12,090)	—

Net cash provided by financing activities	147,754	564,943

Net increase in cash and cash equivalents	16,379	25,439
Cash and cash equivalents:
Beginning of period	4,066	3,408

End of period	$20,445	$28,847

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$42,698	$17,788
Income taxes	8,730	6,998
Noncash activity:
Securities purchase commitment	—	24,934
Securitization of loans	26,978	—
Transfer of loans to loans held-for-sale	16,701	—

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Nine Months ended September 30,
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

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (the “Company”), Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”), ComCap Financial Services, Inc. (“ComCap”) and, for periods after July 26, 2004, Clearinghouse NMTC (SUB 2), LLC (“Clearinghouse NMTC”). The Company acquired a $10 million equity investment in Clearinghouse NMTC on July 26, 2004 for the purpose of making qualified low-income community investments under the new markets tax credit provisions of the Internal Revenue Code of 1986, as amended. Prior period financial information has been restated to reflect reclassification adjustments.

(2)	Acquisition of Hawthorne Financial Corporation and Balance Sheet Restructuring

The Company’s acquisition of Hawthorne Financial Corporation (“Hawthorne”) and the merger of Hawthorne Savings into the Bank were completed after the close of business on June 4, 2004. The Company used the purchase method of accounting, and accordingly, Hawthorne’s operating results have been included in the consolidated financial statements from June 4, 2004. The Company issued 23,484,930 shares of its common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. The valuation of common stock issued was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ from two days prior to the announcement of the signing of the merger agreement to two days thereafter, or $18.80. The fair value of the options assumed was $13.47 at the close of the acquisition transaction. The fair value was determined by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years, risk-free interest rate of 3.25%, volatility of 40.26% and no dividend yield. The fair value of the warrants assumed was $18.07 at the close of the acquisition transaction. The fair value was determined by the Black-Scholes option pricing model with the following assumptions: expected life of one year, risk-free interest rate of 1.97%, volatility of 40.26% and no dividend yield. At the date of the acquisition, management determined the estimated fair values of assets acquired and liabilities assumed. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Hawthorne acquisition is summarized below:

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

The purchase accounting adjustments recorded as part of the acquisition of Hawthorne resulted in a fair value adjustment of a net discount of $15.1 million to the carrying value of loans. This discount is being amortized over the estimated remaining life of the loans and is expected to be accreted through interest income over the next 20 months. The core deposit intangible of $6.4 million is being amortized over 10 years. The value of Hawthorne’s owned land and building improvements was increased by $1.1 million and $831,000, respectively, with the building improvements being amortized over an estimated life of 20 years. The fair value adjustment to the carrying value of certificates of deposit resulted in a net premium of $4.3 million, which will be amortized over the life of the fixed-rate deposits with a weighted average maturity approximating six months. The fair value adjustment to the carrying value of Federal Home Loan Bank of San Francisco (“FHLB”) advances resulted in a net premium of $15.5 million. In connection with the closing of the Hawthorne acquisition transaction, the Company prepaid $331.0 million of Hawthorne’s FHLB advances. There was approximately $15.8 million of fair value premium associated with these advances. As a result, there remained a net discount of approximately $273,000, which is being accreted through interest expense over the life of the fixed-term advances which approximates 27 months. The fair value adjustment to the carrying value of the junior subordinated debentures is a $2.9 million premium which is being amortized over 45 months.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Professional and legal fees of $6.8 million related to the Hawthorne acquisition have been capitalized as part of the purchase price. In addition, total severance and related costs of $8.7 million and lease termination costs of $1.0 million were recorded as part of the acquisition transaction. Through September 30, 2004, approximately $14.7 million of these costs have been incurred and paid. During the second and third quarter of 2004, the Company recorded $914,000 in merger-related noninterest expense due to the cancellation of its data and item processing contracts and to record retention bonuses for certain Hawthorne employees during the transition.

There were no branch closures in connection with the acquisition transaction and the conversion of core data processing systems occurred in October 2004.

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

Unaudited pro forma consolidated results of income for the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2003 as though Hawthorne had been acquired as of January 1, 2003 are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net interest income	$37,877	$30,454	$109,218	$89,770
Net income	18,004	12,533	30,428	35,087
Basic earnings per share	0.34	0.24	0.57	0.68
Diluted earnings per share	0.32	0.22	0.54	0.64

The pro forma consolidated net income for the nine months ended September 30, 2004 includes merger-related costs recorded on the books of Hawthorne that reduced net income by $14.2 million.

(3)	Earnings Per Share

Information used to calculate earnings per share for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share and per share amounts)
Net income	$18,004	$5,357	$36,029	$14,271
Weighted average shares:
Basic weighted average number of common shares outstanding	53,625,568	29,609,168	40,173,889	29,131,036
Dilutive effect of common stock equivalents	3,199,027	1,960,801	2,620,209	1,679,393

Diluted weighted average number of common shares outstanding	56,824,595	31,569,969	42,794,098	30,810,429

Net income per common share:
Basic	$0.34	$0.18	$0.90	$0.49
Diluted	0.32	0.17	0.84	0.46

A three-for-two stock split was paid on September 29, 2003 and a four-for-three stock split was paid on February 20, 2004. Prior period financial information has been adjusted to reflect these stock splits.

(4)	Stock Compensation

As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of APB 25, Accounting for Stock Issued to Employees, in accounting for its stock plans. As required by

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, pro forma net income and earnings per share information is provided below, as if the Company accounted for its stock option plans under the fair value method of SFAS 123:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$18,004	$5,357	$36,029	$14,271
Add: Stock-based compensation expense included in reported net income, net of tax	17	—	51	205
Less: Total stock-based compensation expense under the fair value method, net of tax	(161)	(135)	(447)	(508)

Net income, pro forma	$17,860	$5,222	$35,633	$13,968

Basic earnings per share:
As reported	$0.34	$0.18	$0.90	$0.49
Pro forma	0.33	0.18	0.89	0.48
Diluted earnings per share:
As reported	0.32	0.17	0.84	0.46
Pro forma	0.31	0.17	0.83	0.45

(5)	Operating Segments

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

	Three Months ended September 30, 2004
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$38,775	$33	$(1,581)	$650	$37,877
Noninterest income—external	3,561	—	54	—	3,615
Noninterest income—intercompany	—	—	—	—	—
Noninterest expense	12,071	77	749	—	12,897
Income taxes	11,267	(18)	(931)	273	10,591

Net income	$18,998	$(26)	$(1,345)	$377	$18,004

Total assets	$4,956,681	$4,790	$760,015	$(754,710)	$4,966,776

	Three Months ended September 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$10,046	$440	$(403)	$725	$10,808
Noninterest income—external	1,278	195	13	—	1,486
Noninterest income—intercompany	124	152	—	(276)	—
Noninterest expense	2,906	145	777	(121)	3,707
Income taxes	3,202	277	(489)	240	3,230

Net income	$5,340	$365	$(678)	$330	$5,357

Total assets	$1,422,929	$32,384	$140,818	$(146,543)	$1,449,588

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months ended September 30, 2004
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$75,564	$185	$(3,122)	$1,927	$74,554
Noninterest income—external	8,140	193	102	(38)	8,397
Noninterest income—intercompany	32	133	—	(165)	—
Noninterest expense	22,371	287	2,133	(47)	24,744
Income taxes	23,498	95	(2,159)	744	22,178

Net income	$37,867	$129	$(2,994)	$1,027	$36,029

Total assets	$4,956,681	$4,790	$760,015	$(754,710)	$4,966,776

	Nine Months ended September 30, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$24,807	$2,396	$(1,223)	$1,605	$27,585
Noninterest income—external	4,740	2,719	276	—	7,735
Noninterest income—intercompany	245	2,571	—	(2,816)	—
Noninterest expense	8,049	1,789	2,363	(375)	11,826
Income taxes	8,459	2,503	(1,388)	(351)	9,223

Net income	$13,284	$3,394	$(1,922)	$(485)	$14,271

Total assets	$1,422,929	$32,384	$140,818	$(146,543)	$1,449,588

(6)	Recently Issued Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments on loans to be classified as held-for-sale that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively as of April 1, 2004 and it did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issue Task Force reached a consensus opinion on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. The contractual cashflows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

(7)	Stock Repurchase Plan

In May 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5% of the Company’s proforma shares outstanding, giving effect to the Hawthorne acquisition, not to exceed $20 million in value. At September 30, 2004, the Company had repurchased 657,400 shares, at an average price of $18.39. The Company’s share repurchase authorization remains in effect. At September 30, 2004, the Company had $7.9 million that may yet be used for the repurchase of the Company’s outstanding shares.

(8)	Issuance of Junior Subordinated Debentures

On March 31, 2004, the Company issued $10.3 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust VI (“Trust VI”) with an interest rate of three month LIBOR plus 265 basis points. The initial interest rate was established at 3.76%. Trust VI was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $10.0 million were contributed as capital to the Bank to support further growth.

On May 27, 2004, the Company issued $7.7 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust VII (“Trust VII”) with an interest rate of three month LIBOR plus 250 basis points. The initial interest rate was established at 3.79%. Trust VII was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $7.5 million are being used by the Company for general corporate purposes, including the repurchase of outstanding shares of the Company’s common stock.

On June 22, 2004, the Company issued $7.7 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust VIII (“Trust VIII”) with an interest rate of six month LIBOR plus 250 basis points. The initial interest rate was established at 4.05%. Trust VIII was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $7.5 million are being used by the Company for general corporate purposes, including the repurchase of outstanding shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are Commercial Capital Bancorp, Inc. (the “Company”), a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”).

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

To further support our growth strategy, in December 2002, we completed the initial public offering of our common stock and raised net proceeds of $35.8 million. In January 2003, we issued additional common stock pursuant to the exercise of an over-allotment option granted to our underwriters which raised additional proceeds of $2.8 million. During 2003, we issued an additional $17.5 million of trust preferred securities, in two transactions, with the net proceeds contributed to the Bank to support additional growth. In January 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures. During 2004, we issued an additional $25.8 million of junior subordinated debentures in three transactions and contributed $10.0 million of net proceeds to the Bank. The remaining net proceeds of $15.0 million are to be used for general corporate purposes, including the repurchase of the Company’s stock.

In April 2003, we realigned our lending operations by moving the loan origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of most of our loans, immediately enabled the Bank to hold a significantly increased percentage of our loan originations, while further streamlining the lending process. Prior to the realignment, the Bank was limited to acquiring less than 50% of CCM’s loan production by affiliate transaction regulations governing purchases of loans from non-bank affiliates. The original structure also created redundant processes and operations that have now been eliminated. CCM will continue to actively maintain and utilize its independent third party warehouse line of credit to fund and sell those loans which the Bank elects to assign to CCM for various reasons, including the Bank’s loans-to-one borrower limits, capital constraints and geographic concentrations of loans.

In September 2003, the Bank opened a banking office in La Jolla, California. The new banking office serves our existing client relationships in San Diego County, the third most populous county in California, behind Los Angeles and Orange counties. In June 2004, the Bank opened a banking office in Malibu, California and in October 2004 the Bank opened a banking office in Beverly Hills, California. We also announced plans to open branches in San Mateo, California and Newport Coast, California in early 2005. The San Mateo branch will complement the Bank’s four Northern California lending offices, which are located in Burlingame, Oakland, Corte Madera, and Sacramento. It is our intention to continue to opportunistically expand our deposit franchise through our successful de novo branch strategy. During the fourth quarter of 2003, the Bank also formed the Financial Services Group, a new business deposit division within Relationship Banking, which has attracted approximately $70.2 million of deposits, predominately transaction accounts, during its first year of operations.

Acquisition of Hawthorne Financial and Balance Sheet Restructuring

Our acquisition of Hawthorne Financial Corporation (“Hawthorne”) and the merger of Hawthorne Savings into the Bank were completed after the close of business on June 4, 2004. We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits and operated through 15 branches. The acquisition of Hawthorne created $344.3 million of goodwill and core deposit intangible of $6.4 million. There were no branch closures in connection with the acquisition transaction and the conversion of core data processing systems occurred in October 2004.

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

Strategic Alliances

In February 2004, the Company entered into a strategic partnership with TIMCOR Financial Corporation (“TIMCOR”), one of California’s leading qualified intermediaries which facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986. Under the agreement, TIMCOR is to promote and refer the Bank as a strategic provider of banking, deposit, and lending products and services to the significant number of income property real estate investors who utilize TIMCOR’s services. Additionally, TIMCOR has agreed to maintain a minimum of $50 million in business deposits with the Bank, as well as any funds held from referred transactions.

In March 2004, the Company entered into a partnership arrangement with Sperry Van Ness International (“SVN”), one of the largest and fastest growing commercial real estate sales brokerage firms in the nation, with over 400 commercial real estate sales brokers located in 90 regions and over $3.4 billion of completed commercial real estate transactions during 2003. Under the arrangement, SVN is to promote and refer the Bank as its strategic provider of financing, banking, and deposit products and services to the income property real estate investors who utilize SVN’s commercial real estate brokerage and property management services.

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

Operating Segments

Our primary operating segments consist of the Bank and CCM, which are separate operating subsidiaries. For total assets and statement of income information on our primary operating segments as of and for the three and nine months ended September 30, 2004 and 2003, see Note 5 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. The acquisition of Hawthorne significantly increased our total assets, loans, deposits and equity. At the time of the acquisition, Hawthorne had $2.75 billion in total assets, $2.26 billion in loans and $1.75 billion in deposits. Total assets increased $3.24 billion, or 188%, from $1.72 billion at December 31, 2003 to $4.97 billion at September 30, 2004. The growth in total assets is also due to the increase in loans held-for-investment, as we retained virtually all of our originated loans during the first nine months of 2004. Total deposits have grown by $1.65 billion, or 256%, from $645.6 million at December 31, 2003 to $2.30 billion at September 30, 2004, with transaction accounts comprising 52% of total deposits.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $4.1 million at December 31, 2003 and $20.4 million at September 30, 2004. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio primarily consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. During the nine months ended September 30, 2004, we permitted our securities portfolio to decline by $74.5 million, as we anticipate significant loan growth in the future. We invest in these securities as a means to enhance our returns as well as to manage our liquidity and capital. Our securities portfolio amounted to $560.7 million, or 32.5%, of our total assets at December 31, 2003, compared to $486.2 million, or 9.8%, of our total assets at September 30, 2004. As discussed above, we sold the entire $331.1 million securities portfolio that was acquired from Hawthorne as part of a balance sheet restructuring initiative in connection with the closing of the Hawthorne acquisition. At September 30, 2004, all of our securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2004, our securities portfolio had an aggregate of $2.6 million of unrealized losses.

Net Loans Held-for-Investment and Loan Originations. Net loans held-for-investment increased 269% from $1.05 billion at December 31, 2003 to $3.86 billion at September 30, 2004. At the time of the acquisition, Hawthorne had $2.26 billion in loans. The following are the loans held-for-investment balances by product type:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Single family	$957,825	$3,193
Multi-family	2,235,427	935,063
Commercial real estate	435,075	108,560
Construction	213,656	—
Land	55,786	—

Total real estate loans	3,897,769	1,046,816
Business and other loans	13,399	5,711

Total loans	3,911,168	1,052,527
Net deferred fees, premiums and discounts	(11,740)	(953)
Allowance for loan losses	(36,846)	(3,942)

Total loans held-for-investment, net	$3,862,582	$1,047,632

We retained for investment a record $1.19 billion, or 100%, of our core loan originations for the first nine months of 2004, compared to $510.7 million, or 75%, for the first nine months of 2003. Our core loan originations during the first nine months of 2004 totaled $1.19 billion compared to $684.3 million during the first nine months of 2003. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels. Our total loan originations during the first nine months of 2004 equaled $1.31 billion, primarily consisting of multi-family and commercial real estate loans, compared to $805.5 million for the first nine months of 2003. Our total and core loan originations pipeline was $353 million and $322 million at September 30, 2004, respectively. We project significant loan growth during the fourth quarter of 2004 driven by strong volumes of adjustable-rate core loan originations, with the loan origination pipeline floating with market interest rates. Our regulatory loan-to-one borrower limit was $58.2 million at September 30, 2004.

Deposits. Total deposits increased from $645.6 million at December 31, 2003 to $2.30 billion at September 30, 2004. At the time of the acquisition, Hawthorne had $1.75 billion of deposits in 15 branches. Hawthorne’s deposit base had a greater percentage of term deposits and reduced our percentage of transaction accounts (which consist of savings accounts, money market accounts and demand deposits) to total deposits to 51.6% at September 30, 2004 from 60.1% at December 31, 2003. Of our transaction account deposits at September 30, 2004, the majority was from Los Angeles, Orange, Riverside, San Diego, and Ventura counties, with business deposits accounting for $266.5 million of the total. The deposit franchise consisted of approximately 68,000 accounts at September 30, 2004, served by 20 banking offices with an average of $115 million in deposits per branch. At September 30, 2004, we had approximately 51,000 transaction accounts with an average balance of approximately $23,000, and approximately 17,000 time deposit accounts with an average balance of approximately $64,000. Our emphasis continues to be attracting transaction accounts by developing relationships in the communities we serve with our borrower base and related small businesses. On October 4, 2004, we opened our Beverly Hills banking office. The Bank’s Financial Services Group accounted for $70.2 million of transaction deposits at September 30, 2004. The remaining amount of our deposits are comprised of certificates of deposit.

Borrowings. Another primary source of funds are borrowings, primarily FHLB advances, securities sold under agreements to repurchase, a warehouse line of credit and junior subordinated debentures. Total borrowings amounted to $963.3 million at December 31, 2003 compared to $2.02 billion at September 30, 2004.

Advances from the FHLB amounted to $822.5 million at December 31, 2003 and $1.89 billion at September 30, 2004. At the time of the acquisition, Hawthorne had $729.7 million of advances from the FHLB. As part of the balance sheet restructuring in connection with the acquisition of Hawthorne, we prepaid $331.0 million of Hawthorne’s FHLB advances that had a weighted average interest cost of 4.53%. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We utilize FHLB advances as a funding source for our banking operations due to the attractive interest rates currently offered by the FHLB and to manage our interest rate risk by extending duration with this low cost funding source.

Reverse repurchase agreements amounted to $74.5 million at December 31, 2003 compared to a balance of zero at September 30, 2004. The decline in reverse repurchase agreements reflects our desire to replace these short-term liabilities with longer-term deposits and advances from the FHLB. Trust preferred securities amounted to $52.5 million at December 31, 2003 compared to $135.2 million of junior subordinated debentures at September 30, 2004. At the time of the acquisition, Hawthorne had $52.6 million of junior subordinated debentures. On January 1, 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries and changed the classification of the related debt from trust preferred securities to junior subordinated debentures. During 2004, we issued an additional $25.8 million of junior subordinated debentures in three transactions to unconsolidated trust subsidiaries. The trusts were able to purchase the junior subordinated debentures primarily through the issuance of $25.0 million of trust preferred securities which had substantially identical terms as the junior subordinated debentures. Net proceeds of $10.0 million from these transactions were contributed as capital to the Bank to support further growth and the remaining $15.0 million are being used for general corporate purposes, including the repurchase of the Company’s stock.

Stockholders’ Equity. Stockholders’ equity increased from $102.0 million at December 31, 2003 to $608.7 million at September 30, 2004. We issued 23,484,930 shares of our common stock to holders of Hawthorne common stock in connection with our acquisition of Hawthorne. The acquisition of Hawthorne created $344.3 million of goodwill and a core deposit intangible of $6.4 million. The core deposit intangible will be amortized over ten years. We also issued 1,009,850 options and 949,319 warrants to purchase our common stock for Hawthorne’s stock options and warrants consistent with the exchange ratio provided to Hawthorne’s shareholders in the Hawthorne acquisition. The increase in stockholders’ equity also reflects the $36.0 million in net income for the nine months ended September 30, 2004, partially offset by a $167,000 increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $12.7 million due to the exercise of stock options, warrants and the delivery of restricted stock awards. In May 2004, we announced that our Board of Directors had authorized the repurchase of up to 2.5% of the Company’s proforma shares outstanding, giving effect to the Hawthorne acquisition, not to exceed $20 million in value. At September 30, 2004, we had repurchased 657,400 shares, at an average price of $18.39 for a total reduction in stockholders’ equity of $12.1 million. Our share repurchase authorization remains in effect. In July 2004, we announced that our Board of Directors had initiated a cash dividend policy and declared an initial cash dividend of $0.04 per share, or an aggregate of $2.1 million, which was paid on August 30, 2004. In October 2004, we declared a cash dividend of $0.05 per share to be paid on November 29, 2004. Our book value and tangible book value per share increased from $3.41 and $2.97 at December 31, 2003, respectively, to $11.20 and $4.51 at September 30, 2004, respectively.

Results of Operations

General. Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our mortgage banking operations (i.e., gains on sales of loans and mortgage banking fees), as well as retail banking, loan servicing and other fees. Other factors contributing to our results of operations include our provisions for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $18.0 million and $36.0 million for the three and nine months ended September 30, 2004, respectively, compared to $5.4 million and $14.3 million for the three and nine months ended September 30, 2003, respectively. Our results for the nine month period ended September 30, 2004 include the acquisition of Hawthorne for 118 days, as the transaction closed on June 4, 2004. This increase in net income also reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended September 30, 2004, we reported a return on average assets of 1.50% as compared to a return on average assets of 1.58% for the three months ended September 30, 2003. Our return on average equity and return on average tangible equity was 12.02% and 30.55% for the third quarter of 2004, respectively, compared to 23.84% and 27.89% for the third quarter of 2003, respectively. During the nine months ended September 30, 2004, we reported a return on average assets of 1.53% as compared to a return on average assets of 1.58% for the nine months ended September 30, 2003. Our return on average equity and return on average tangible equity was 15.05% and 30.95% for the nine months ended September 30, 2004, respectively, compared to 21.88% and 25.74% for the nine months ended September 30, 2003, respectively. The decline in our return on average equity for both the three and nine month periods of 2004 compared to the 2003 periods is due to the significantly higher equity we obtained as a result of the Hawthorne acquisition.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $37.9 million and $74.6 million during the three and nine months ended September 30, 2004, respectively, compared to $10.8 million and $28.9 million during the three and nine months ended September 30, 2003, respectively. The significant increase in net interest income in the 2004 periods reflects the substantial increase in interest-earning assets, primarily loans, which reflects both the impact of the Hawthorne acquisition as well as our strategy of growing our loan portfolio through our retention of our core loan originations. We believe that our loan portfolio will continue to grow, which will contribute to higher net interest income.

Our net interest margin was 3.49% and 3.42% during the three and nine months ended September 30, 2004, respectively, compared to 3.33% and 3.34% during the three and nine months ended September 30, 2003, respectively. Our net interest spread was 3.39% and 3.31% during the three and nine months ended September 30, 2004, respectively, compared to 3.27% and 3.24% during the three and nine months ended September 30, 2003, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our net interest margin would have been 3.23% during both the three and nine months ended September 30, 2004, and our net interest spread would have been 3.11% and 3.12% during the three and nine months ended September 30, 2004, respectively.

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

	Three Months ended September 30,
	2004(5)			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$3,755,796	$50,777	5.41%	$780,855	$11,425	5.85%
Securities(2)	494,957	5,301	4.28	478,124	5,273	4.41
FHLB stock	85,241	891	4.18	32,749	345	4.21
Cash and cash equivalents(3)	3,750	18	1.92	7,970	17	0.85

Total interest-earning assets	4,339,744	56,987	5.25	1,299,698	17,060	5.25
Noninterest-earning assets	474,926			55,570

Total assets	$4,814,670			$1,355,268

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$1,122,315	4,559	1.62	$300,680	1,569	2.07
Certificates of deposit	1,176,655	4,501	1.52	244,216	1,107	1.80

Total deposits	2,298,970	9,060	1.57	544,896	2,676	1.95
Securities sold under agreements to repurchase / Federal funds purchased	446	2	1.78	26,911	76	1.12
FHLB advances	1,644,687	8,437	2.04	623,385	2,941	1.87
Warehouse line of credit	—	—	—	22,421	121	2.14
Trust preferred/Junior subordinated debentures	135,321	1,611	4.74	35,500	438	4.89

Total interest-bearing liabilities	4,079,424	19,110	1.86	1,253,113	6,252	1.98

Noninterest-bearing deposits	101,268			8,756
Other noninterest-bearing liabilities	34,630			3,527

Total liabilities	4,215,322			1,265,396
Stockholders’ equity	599,348			89,872

Total liabilities and stockholders’ equity	$4,814,670			$1,355,268

Net interest-earning assets	$260,320			$46,585

Net interest income/interest rate spread		$37,877	3.39%		$10,808	3.27%

Net interest margin			3.49%			3.33%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding gains or losses on these securities.
(3)	Consists of cash in interest-earning accounts and federal funds sold.
(4)	Consists of savings, money market accounts and other interest-bearing deposits.

(5)	The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition:

	Three Months Ended September 30, 2004 as Reported Above			Excluding Premium/ Discount Effect		Three Months Ended September 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$3,755,796	$50,777	5.41%	$13,660	$(1,434)	$3,769,456	$49,343	5.24%
Total interest-earning assets	4,339,744	56,987	5.25	13,660	(1,434)	4,353,404	55,553	5.10
Certificates of deposits	1,176,655	4,501	1.52	(3,535)	1,182	1,173,120	5,683	1.93
Total deposits	2,298,970	9,060	1.57	(3,535)	1,182	2,295,435	10,242	1.78
FHLB advances	1,644,687	8,437	2.04	254	(32)	1,644,941	8,405	2.03
Junior subordinated debentures	135,321	1,611	4.74	(2,822)	145	132,499	1,756	5.27
Total borrowings	1,780,454	10,050	2.25	(2,568)	113	1,777,886	10,163	2.27
Total interest-bearing liabilities	4,079,424	19,110	1.86	(6,103)	1,295	4,073,321	20,405	1.99
Cost of funds			1.82					1.94
Net interest income/interest rate spread		$37,877	3.39%		$(2,729)		$35,148	3.11%

Net interest margin			3.49%					3.23%

	Nine Months ended September 30,
	2004(5)			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$2,284,326	$92,464	5.40%	$674,318	$30,285	5.99%
Securities(2)	552,685	17,773	4.29	448,365	15,570	4.63
FHLB stock	63,203	1,951	4.12	25,415	858	4.50
Cash and cash equivalents(3)	5,979	55	1.23	4,676	36	1.03

Total interest-earning assets	2,906,193	112,243	5.15	1,152,774	46,749	5.41
Noninterest-earning assets	241,273			51,128

Total assets	$3,147,466			$1,203,902

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$729,263	9,330	1.71	$254,133	4,281	2.25
Certificates of deposit	659,634	7,633	1.55	194,622	2,938	2.02

Total deposits	1,388,897	16,963	1.63	448,755	7,219	2.15
Securities sold under agreements to repurchase / Federal funds purchased	35,356	297	1.12	95,153	929	1.31
FHLB advances	1,222,213	17,106	1.87	481,973	7,613	2.11
Warehouse line of credit	5,462	88	2.15	40,767	775	2.54
Trust preferred/Junior subordinated debentures	91,359	3,235	4.73	35,167	1,342	5.10

Total interest-bearing liabilities	2,743,287	37,689	1.84	1,101,815	17,878	2.17

Noninterest-bearing deposits	62,837			7,916
Other noninterest-bearing liabilities	22,095			7,203

Total liabilities	2,828,219			1,116,934
Stockholders’ equity	319,247			86,968

Total liabilities and stockholders’ equity	$3,147,466			$1,203,902

Net interest-earning assets	$162,906			$50,959

Net interest income/interest rate spread		$74,554	3.31%		$28,871	3.24%

Net interest margin			3.42%			3.34%

(1)	The average balance of loans receivable includes loans for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding gains or losses on these securities.
(3)	Consists of cash in interest-earning accounts and federal funds sold.
(4)	Consists of savings, money market accounts and other interest-bearing deposits.

(5)	The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition:

	Nine Months Ended September 30, 2004 as Reported Above			Excluding Premium/ Discount Effect		Nine Months Ended September 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$2,284,326	$92,464	5.40%	$6,016	$(2,266)	$2,290,342	$90,198	5.25%
Total interest-earning assets	2,906,193	112,243	5.15	6,016	(2,266)	2,912,209	109,977	5.04
Certificates of deposits	659,634	7,633	1.55	(1,595)	1,542	658,039	9,175	1.86
Total deposits	1,388,897	16,963	1.63	(1,595)	1,542	1,387,302	18,505	1.78
FHLB advances	1,222,213	17,106	1.87	(72)	(40)	1,222,141	17,066	1.87
Junior subordinated debentures	91,359	3,235	4.73	(1,224)	187	90,135	3,422	5.07
Total borrowings	1,354,390	20,726	2.04	(1,296)	147	1,353,094	20,873	2.06
Total interest-bearing liabilities	2,743,287	37,689	1.84	(2,891)	1,689	2,740,396	39,378	1.92
Cost of funds			1.79					1.88
Net interest income/interest rate spread		$74,554	3.31%		$(3,955)		$70,599	3.12%

Net interest margin			3.42%					3.23%

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

	Nine Months ended September 30, 2004 Compared to Nine Months ended September 30, 2003
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(2,984)	$72,330	$(7,167)	$62,179
Securities	(1,143)	3,623	(277)	2,203
FHLB stock	(72)	1,275	(110)	1,093
Cash and cash equivalents	7	10	2	19

Total net change in income on interest-earning assets	(4,192)	77,238	(7,552)	65,494

Interest-bearing liabilities:
Deposits:
Transaction accounts	(1,027)	8,003	(1,927)	5,049
Certificates of deposit	(685)	7,032	(1,652)	4,695

Total deposits	(1,712)	15,035	(3,579)	9,744
Securities sold under agreements to repurchase / Federal funds purchased	(135)	(586)	89	(632)
FHLB advances	(866)	11,693	(1,334)	9,493
Warehouse line of credit	(119)	(671)	103	(687)
Trust preferred securities/Junior subordinated debentures	(97)	2,145	(155)	1,893

Total net change in expense on interest-bearing liabilities	(2,929)	27,616	(4,876)	19,811

Change in net interest income	$(1,263)	$49,622	$(2,676)	$45,683

Interest Income. Total interest income amounted to $57.0 million and $112.2 million for the three and nine months ended September 30, 2004, respectively, compared to $17.1 million and $46.7 million for the three and nine months ended September 30, 2003, respectively. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans from the acquisition of Hawthorne and the greater retention of higher core loan originations.

Interest income on loans totaled $50.8 million and $92.5 million for the three and nine months ended September 30, 2004, respectively, compared to $11.4 million and $30.3 million for the three and nine months ended September 30, 2003, respectively. The higher interest income for the 2004 periods reflects the increase in our average balance of loans receivable, resulting from the acquisition of Hawthorne and our ability to retain a larger amount of loan originations during the 2004 periods compared to the 2003 periods. We retained $542.4 million and $1.19 billion of core loan originations during the three and nine months ended September 30, 2004, respectively, compared to $221.8 million and $510.7 million during the three and nine months ended September 30, 2003, respectively, consisting primarily of loans secured by multi-family residential and commercial real estate properties. The average yield earned on our loans receivable amounted to 5.41% and 5.40% during the three and nine months ended September 30, 2004, respectively, compared to 5.85% and 5.99% for the three and nine months ended September 30, 2003, respectively. Excluding the effect of the discount accretion on loans resulting from the purchase accounting adjustments due to the Hawthorne acquisition, the average yield on our loans would have been 5.24% and 5.25% for the three and nine months ended September 30, 2004, respectively. The decline in the average yield reflected the overall decrease in market interest rates during such period.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $6.2 million and $19.8 million for the three and nine months ended September 30, 2004, respectively, compared to $5.6 million and $16.5 million for the three and nine months ended September 30, 2003, respectively. The effect on interest income of the increase in the average balance of securities during the 2004 periods compared to the 2003 periods was partially offset by a decrease in the average yield earned on such assets during these periods due to a general decline in market rates of interest. As a result, the average yield earned on securities and other interest-earning assets declined from 4.34% and 4.59% during the three and nine months ended September 30, 2003, respectively, compared to 4.25% and 4.24% for the three and nine months ended September 30, 2004, respectively.

Interest Expense. Total interest expense was $19.1 million and $37.7 million for the three and nine months ended September 30, 2004, respectively, compared to $6.3 million and $17.9 million for the three and nine months ended September 30, 2003, respectively. While our interest expense increased significantly due to the funding requirements for our balance sheet growth, the total cost of interest-bearing liabilities declined from 1.98% and 2.17% for the three and nine months ended September 30, 2003, respectively, to 1.86% and 1.84% for the three and nine months ended September 30, 2004, respectively. Our cost of funds, which includes the effect of noninterest-bearing deposits, decreased from 1.97% and 2.15% for the three and nine months ended September 30, 2003, respectively, to 1.82% and 1.79% for the three and nine months ended September 30, 2004, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest-bearing liabilities would have been 1.99% and 1.92% during the three and nine months ended September 30, 2004, respectively, and our cost of funds would have been 1.94% and 1.88% during the three and nine months ended September 30, 2004, respectively.

Interest expense on deposits totaled $9.1 million and $17.0 million during the three and nine months ended September 30, 2004, respectively, compared to $2.7 million and $7.2 million for the three and nine months ended September 30, 2003, respectively. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market interest rates during such periods and the effect of the purchase accounting adjustments from the Hawthorne acquisition. The average rate on interest-bearing deposits declined to 1.57% and 1.63% for the three and nine months ended September 30, 2004, respectively, compared to 1.95% and 2.15% for the three and nine months ended September 30, 2003, respectively. Excluding the effect of the amortization of the premium on certificates of deposit from the purchase accounting adjustment due to the Hawthorne acquisition, our average rate on interest-bearing deposits would have been 1.78% during both the three and nine months ended September 30, 2004, respectively.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, the warehouse line of credit and trust preferred securities/junior subordinated debentures, amounted to $10.1 million and $20.7 million for the three and nine months ended September 30, 2004, respectively, compared to $3.6 million and $10.7 million for the three and nine months ended September 30, 2003, respectively. The average rate paid on borrowings was 2.25% and 2.04% for the three and nine months ended September 30, 2004, respectively, compared to 2.00% and 2.18% for the three and nine months ended September 30, 2003, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on borrowings would have been 2.27% and 2.06% for the three and nine months ended September 30, 2004, respectively. The higher average rate paid on borrowings during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 reflects higher short and intermediate term interest rates during the current period. Since the increase in these rates largely occurred during the third quarter of 2004, the average rate paid on borrowings during the nine months ended September 30, 2004 is lower than the average rate paid during the nine months ended September 30, 2003.

Asset Quality and the Provision for Loan Losses. Our total loans increased 272% to $3.91 billion at September 30, 2004, from $1.05 billion at December 31, 2003. Our total loan portfolio is more diversified as a result of the Hawthorne acquisition. The most significant changes in the credit concentration levels of our total loan portfolio were in the multi-family and single family residential loan portfolios. The multi-family loan portfolio increased $1.30 billion to $2.24 billion at September 30, 2004, from $935.1 million at December 31, 2003; however, the credit concentration level decreased to 57% of the total loan portfolio at September 30, 2004, from 89% at December 31, 2003. This was primarily the result of the $954.6 million increase in the single family residential portfolio to

$957.8 million at September 30, 2004, from $3.2 million at December 31, 2003. The single family residential portfolio represents 24% of the total loan portfolio at September 30, 2004. The commercial real estate loan portfolio increased $326.5 million to $435.1 million at September 30, 2004, from $108.6 million at December 31, 2003, and the credit concentration level slightly increased from 10% to 11% of the total loan portfolio. Other additions to the total loan portfolio include construction and land loans, which total $269.4 million and represent 7% of the total loan portfolio at September 30, 2004.

Prior to the acquisition of Hawthorne, we had one nonaccrual loan, a commercial business line of credit, which had a $39,000 outstanding balance at September 30, 2004 and is currently performing in accordance with its restructuring agreement. The loan’s outstanding balance has declined from $129,000 at December 31, 2003, which was the only nonaccrual loan and troubled debt restructure at that date. Nonperforming loans had an outstanding principal balance of $5.1 million, or 0.10% of total assets, at September 30, 2004, with the increase in nonperforming loans resulting from our acquisition of Hawthorne. At September 30, 2004, our nonaccrual loans consist of seven single family residential loans with an outstanding balance of $5.1 million, one commercial business line of credit for $39,000 and 14 consumer loans for $22,000. We had no foreclosed assets at September 30, 2004 or December 31, 2003. At September 30, 2004, we had $2.2 million of outstanding principal balance of troubled debt restructured loans with $39,000 on nonaccrual status. The table below summarizes the activity in our allowance for loan losses for the periods shown:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$36,831	$4,002	$3,942	$2,716
Provision for loan losses	—	—	—	1,286
Allowance acquired through purchase of Hawthorne	—	—	32,885	—
Amounts charged off	(23)	(64)	(24)	(64)
Recoveries on loans previously charged off	38	—	43	—

Balance, end of period	$36,846	$3,938	$36,846	$3,938

Our asset quality review, performed during the third quarter of 2004, was based on our asset classification process along with the prior classification process of Hawthorne, which we applied to the acquired loan portfolio. We used this current information, along with other qualitative and quantitative factors, updated industry and peer comparison data to calculate the allowance for loan losses. This review indicated that a provision for loan losses for the three and nine months ended September 30, 2004 was not required and that the allowance for loan losses is adequate to cover potential losses inherent in the loan portfolio. During the three months ended September 30, 2003, we recorded no provision for loan losses while we recorded a provision for loan losses of $1.3 million during the nine months ended September 30, 2003. Future additions to the allowance for loan losses may be required as a result of the factors described below.

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

The allowance for loan losses is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. We utilize a loan grading system with five classification categories, including assets classified as Pass, based upon credit risk characteristics which categorizes each loan asset by risk grade allowing for a more consistent review of similar loan assets. Management has also evaluated the loss exposure of classified loans, which are reviewed individually based on the evaluation of the cash flow, collateral, other sources of repayment, guarantors and any other relevant factors to determine the inherent loss potential in the credit.

Management considers the following qualitative environmental factors in determining the allocated loss factors when analyzing the allowance for loan losses: the levels of and trends in past due, nonaccrual and impaired loans; levels of and trends in charge-offs and recoveries; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

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

Management believes that its allowance for loan losses at September 30, 2004 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

As of September 30, 2004, we have a reserve for undisbursed loan principal balances of $2.0 million recorded in other liabilities, predominantly in connection with construction loans that we acquired from Hawthorne. We have a total of $161.4 million of undisbursed loan principal balances at September 30, 2004.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$72	$198	$214	$1,744
Mortgage banking fees, net	137	244	444	604
Loan related fees	2,217	312	3,603	861
Retail banking fees	588	23	801	52
Other income	601	314	1,183	915
Gain on sale of securities	—	395	2,152	3,559

Total noninterest income	$3,615	$1,486	$8,397	$7,735

Noninterest income was $3.6 million and $8.4 million for the three and nine months ended September 30, 2004, respectively, compared to $1.5 million and $7.7 million for the three and nine months ended September 30, 2003, respectively. Our noninterest income amounted to 6.0% and 7.0% of total revenues (which is comprised of total interest income and total noninterest income) during the three and nine months ended September 30, 2004, respectively, compared to 8.0% and 14.2% for the three and nine months ended September 30, 2003, respectively. This ratio declined as we continued to benefit from a significantly higher percentage of our core loan originations, which results in interest income becoming a significantly larger component of our revenues, and the decrease in revenue from the gain on sale of loans. The nine months ended September 30, 2004 only includes the activities of Hawthorne following the close of the acquisition on June 4, 2004. The increase in loan related fees and retail banking fees during the 2004 periods compared to the 2003 periods is largely due to the Hawthorne acquisition. Loan related fees includes loan prepayment fees of $2.0 million and $3.3 million for the three and nine month periods ended September 30, 2004, respectively, compared to $286,000 and $753,000 for the three and nine month periods ended September 30, 2003, respectively. The increase in loan prepayment fees reflects higher loan prepayments largely due to the loans acquired in the Hawthorne acquisition. Our noninterest income included gains on sales of loans and securities of $72,000 and $2.4 million for the three and nine month periods ended September 30, 2004, respectively, compared to $593,000 and $5.3 million for the three and nine month periods ended September 30, 2003, respectively.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$6,148	$2,019	$11,810	$5,650
Severance	—	—	—	671
Non-cash stock compensation	29	—	87	353
Occupancy and equipment	2,131	344	3,205	844
Professional and consulting	369	149	779	663
Marketing	422	216	1,104	570
Technology	496	87	837	276
Insurance premiums and assessment costs	582	134	1,117	329
Merger-related	494	—	914	—
Amortization of core deposit intangible	203	—	261	—
Loss on early extinguishment of debt	—	320	1,204	1,243
Other	2,023	438	3,426	1,227

Total noninterest expenses	$12,897	$3,707	$24,744	$11,826

Our noninterest expenses totaled $12.9 million and $24.7 million for the three and nine month periods ended September 30, 2004, respectively, compared to $3.7 million and $11.8 million for the three and nine month periods ended September 30, 2003, respectively. Our noninterest expenses for the nine months ended September 30, 2004 only include the activities of Hawthorne following the close of the acquisition on June 4, 2004. The increase during the 2004 periods compared to the 2003 periods is primarily due to higher personnel and operational costs, including occupancy, technology, marketing and insurance costs largely related to the additional operations from the acquisition of Hawthorne and due to our internal growth in operations. We recorded $1.2 million in costs associated with the early extinguishment of FHLB advances for both the nine month periods ended September 30, 2004, and 2003. We recorded $203,000 and $261,000 of amortization of the core deposit intangible for the three months and nine months ended September 30, 2004, respectively, as a result of the acquisition of Hawthorne. We incurred $494,000 and $914,000 of merger-related costs during the three months and nine months ended September 30, 2004, respectively, due to the cancellation of our data and item processing contracts and to record retention bonuses for certain Hawthorne employees during the transition.

Income Taxes. We recognized $10.6 million and $22.2 million of income tax expense during the three and nine months ended September 30, 2004, respectively compared to $3.2 million and $9.2 million for the three and nine months ended September 30, 2003, respectively. Our effective tax rate was 37.0% and 38.1% for the three and nine month periods ended September 30, 2004, respectively, compared to 37.6% and 39.3% for the three and nine month periods ended September 30, 2003, respectively. The reduction of the Company’s effective tax rate during the periods ended September 30, 2004 compared to the year ago periods reflects the realization of low income housing and other tax credits, and the origination of income property loans in enterprise zones that generate certain state tax benefits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At September 30, 2004, the Bank had $397.0 million in available FHLB borrowing capacity, and $27.0 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. We also have the ability to securitize a portion of our loans. In connection with the Hawthorne acquisition, we securitized approximately $27.0 million of Hawthorne’s single family residential loans and subsequently sold them, resulting in a gain on sale of securities of $1.2 million during June 2004. At September 30, 2004, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $221.9 million. Certificates of deposit which are scheduled to mature within one year totaled $981.2 million, excluding purchase accounting adjustments, at September 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $1.04 billion, excluding purchase accounting adjustments, at such date.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses. At September 30, 2004, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $6.9 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at the Company, which amounted to $17.7 million at September 30, 2004, including $2.0 million of an unencumbered mortgage-backed security. The Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. At September 30, 2004, the Bank could dividend up to $64.1 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

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

We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of September 30, 2004, the FHLB issued three letters of credit for a total of $82.5 million. The purpose of these letters of credit is to fulfill the collateral requirements for three deposits totaling $70.0 million placed by the State of California with the Bank. These letters of credit are issued in favor of the State Treasurer of the State of California and mature over the next two months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these letters of credit; however, the Bank pays a monthly maintenance fee of 15 basis points per annum.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of September 30, 2004 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$387,953	11.6%	$267,707	8.0%	$334,634	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	351,107	10.5	133,853	4.0	200,780	6.0
Tier I (core) capital (to adjusted assets)(1)	351,107	7.6	184,036	4.0	230,045	5.0
Tangible capital (to tangible assets)(1)	351,107	7.6	69,014	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $4.60 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.35 billion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of a parallel increase or decrease in the yield curve, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following September 30, 2004 would increase the projected higher net interest income by 3.0%, while a parallel decline in interest rates of 100 basis points would increase the projected higher net interest income by 1.2% reflecting a more asset-sensitive balance sheet than at December 31, 2003.

Management believes that all of the assumptions used in the foregoing analysis to evaluate the vulnerability of its projected net interest income to changes in interest rates approximate actual experiences and considers them to be reasonable. However, the interest rate sensitivity of the Bank’s assets and liabilities and the estimated effects of changes in interest rates on the Bank’s projected net interest income as indicated above could vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

Though the Company relies on a net interest income sensitivity/simulation model to manage its interest rate risk, the Company does monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At September 30, 2004, the Bank’s interest-earning assets, which mature or reprice within one year, exceeded its interest-bearing liabilities with similar characteristics by $585.1 million, or 11.80% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of September 30, 2004, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$20,074	$20,074
Securities(1)(2)	177,398	135,544	91,415	166,034	570,391
Single family residential loans(3)	796,506	147,369	27,255	3,397	974,527
Multi-family residential loans(3)	1,618,143	472,401	136,557	8,326	2,235,427
Commercial real estate loans(3)	277,413	82,152	65,686	9,824	435,075
Construction loans (3)	213,656	—	—	—	213,656
Land loans (3)	55,786	—	—	—	55,786
Commercial business and consumer loans(3)	13,399	—	—	—	13,399
Other assets(4)	—	—	—	438,346	438,346

Total	3,152,301	837,466	320,913	646,001	4,956,681

Liabilities:
Certificates of deposit	$983,444	$127,695	$2,456	$—	$1,113,595
Noninterest-bearing demand deposit accounts	—	—	—	107,081	107,081
Interest-bearing demand deposit accounts(5)	40,133	28,094	12,040	—	80,267
Money market accounts(5)	361,519	253,064	108,456	—	723,039
Savings accounts(5)	146,953	102,866	44,086	—	293,905
FHLB advances(6)	1,035,193	826,222	340	27,043	1,888,798
Other liabilities(7)	—	—	—	41,770	41,770

Total	2,567,242	1,337,941	167,378	175,894	4,248,455

Excess (deficiency) of total assets over total liabilities	$585,059	$(500,475)	$153,535	$470,107

Cumulative excess (deficiency) of total assets over total liabilities	$585,059	$84,584	$238,119	$708,226

Cumulative excess (deficiency) of total assets over total liabilities as a percentage of total assets	11.80%	1.71%	4.80%	14.29%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments.
(2)	Includes FHLB stock.
(3)	Includes loans held-for-sale. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan premiums, deferred fees, goodwill, the allowance for loan losses, Bank-owned life insurance, accrued interest receivable and other assets.
(5)	Although the Bank’s interest-bearing demand deposit accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following allocation of principal balances for interest-bearing demand deposit accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15%

during 3-5 years. If the principal balance for interest-bearing demand deposit accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-earning assets which mature or reprice within one year would have exceeded its interest-bearing liabilities with similar characteristics by $36.5 million, or 0.74% of total assets.

(6)	Fixed-rate advances are included in the periods in which they are scheduled to mature.
(7)	Includes accrued interest payable and other liabilities.

At September 30, 2004, 52% of the Bank’s loans held-for-investment are tied to an index that adjusts each month or mature within one month. In addition, 66% of the Bank’s loans held-for-investment have interest rates scheduled to reset within six months or mature within six months and 68% reset or mature within one year from September 30, 2004. The Bank’s total loan portfolio had a weighted average duration to reset or maturity of approximately 13 months at September 30, 2004.

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

PART II

Item 1. Legal Proceedings

We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future. Based on our current assessment of these matters, we do not presently believe that these existing matters, either individually or in the aggregate, are likely to have a material adverse impact on our financial condition, results of operations, cash flows or prospects. However, we will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended September 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	22,900	$17.37	22,900	$11,048,000
August 1, 2004 – August 31, 2004	124,000	$20.91	124,000	$8,455,000
September 1, 2004 – September 30, 2004	26,000	$20.95	26,000	$7,910,000
Total	172,900	$20.45	172,900	$7,910,000

(1)	All of the shares repurchased during the three months ended September 30, 2004 were repurchased under the Company’s first stock repurchase plan, approved by our Board of Directors on May 17, 2004 and announced on May 26, 2004, which authorizes the purchase, at management’s discretion, of up to 2.5% of the Company’s proforma outstanding shares of common stock, giving effect to the acquisition of Hawthorne Financial Corporation, not to exceed $20.0 million in value. We did not impose a time period for the repurchase activity under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)

3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (12)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)

4.2	Indenture dated March 15, 2003 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

4.3	Indenture dated March 26, 2003 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (5)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (6)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas. (7)

4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.9	Form of Hawthorne Financial Corporation Warrants. (9)

4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein. (9)

4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York. (12)

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003. (5)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(13)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(14)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)

10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2003. (1)

10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2003. (1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2003. (1)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2003. (1)

10.13	Membership Interest Purchase Agreement dated as of July 1, 2003, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)

10.14	Split Dollar Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.15	Salary Continuation Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2003 for Stephen H. Gordon. (15)

10.16	Executive Bonus Agreement dated July 23, 2003 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2003 for Stephen H. Gordon. (15)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (16)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (17)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003. (5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003. (5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003. (6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003. (6)

10.23	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004. (7)

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004. (7)

10.25	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VII dated May 27, 2004. (12)

10.26	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated May 27, 2004. (12)

10.27	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VIII dated June 22, 2004. (12)

10.28	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated June 22, 2004. (12)

10.29	Executive Performance-Based Compensation Policy. (10)

10.30	Commercial Capital Bancorp, Inc. 2004 Long –Term Incentive Plan. (10)

10.32	Hawthorne Financial Corporation 2001 Stock Option Plan. (11)

11	Statement regarding computation of per share earnings. (See Note 3 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy). (6)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.

(4)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 14, 2003.

(5)	Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 14, 2003.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

(7)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 10, 2004.

(8)	Incorporated by reference from the Registration Statement on Form S-3 (No. 333-117583) filed with the SEC on July 26, 2004.

(9)	Incorporated by reference from Hawthorne Financial Corporation’s current Report on Form 8-K filed with the SEC on February 7, 1996. The Company assumed the Hawthorne Financial Corporation Warrants following the Company’s acquisition of Hawthorne on June 4, 2004.

(10)	Incorporated by reference from the Registration Statement on Form S-4 (No. 333-113869) filed with the SEC on March 23, 2004.

(11)	Incorporated by reference from the Registration Statement on Form S-8 (No. 333-116643) filed with the SEC on June 18, 2004. The Company assumed the Hawthorne Financial Corporation 2001 Stock Option Plan following the Company’s acquisition of Hawthorne on June 4, 2004.

(12)	Incorporated by reference from the Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(13)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez, Walsh and Noble with the only differences being with respect to titles and salary.

(14)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez, Walsh, Williams and Noble with the only differences being with respect to titles and salary.

(15)	The Bank has entered into substantially identical agreements with Messrs. DePillo, Hagerty, Sanchez, Walsh, Williams and Noble with the only difference being the amounts paid under the agreement.

(16)	We have entered into substantially identical agreements with each of our directors. The former directors of Hawthorne Financial Corporation who have become directors of the Company in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.

(17)	The Bank has entered into substantially identical agreements with each of its directors. The former directors of Hawthorne Financial Corporation who have become directors of the Bank in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive Officer

November 9, 2004

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

November 9, 2004