Form 10-K
period 2004-12-31
COMMERCIAL CAPITAL BANCORP INC
filed 2005-03-16
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50126

COMMERCIAL CAPITAL BANCORP, INC.

(Name of Registrant as Specified in its charter)

Nevada	33-0865080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8105 Irvine Center Drive, 15th Floor Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate value of the Common Stock of the registrant held by non-affiliates at June 30, 2004 was approximately $788.0 million based on the last closing sales price on a share of Common Stock of $17.37 as of June 30, 2004.

Number of shares of common stock outstanding as of February 28, 2005: 55,743,493(1)

(1)	Includes 340,630 contingent shares held in escrow.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates portions of its definitive proxy statement for the Annual Meeting of Stockholders for 2004 in Part III.

PART I

Cautionary Statement Regarding Forward-Looking Statements

A number of the disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

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

General

Commercial Capital Bancorp, Inc., a Nevada corporation, is a diversified financial services holding company that provides a variety of lending and deposit products and services to middle market commercial businesses, income property real estate investors, related real estate service companies and professionals through its wholly owned subsidiaries, Commercial Capital Bank, FSB (the “Bank”), a federally charted savings bank, Commercial Capital Mortgage (“CCM”), a commercial mortgage banking company, and ComCap Financial Service, Inc. (“ComCap”), a registered broker dealer. Commercial Capital Bancorp, Inc. and subsidiaries (the “Company”) is one of the largest independent banking organizations headquartered in Orange County, California and, based on the percentage growth in our assets on a quarterly basis over the past 36 months, we have been the fastest growing savings organization in California according to Federal Deposit Insurance Corporation (“FDIC”) data. We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked third in the state in originations of such loans for the year ended December 31, 2004, with an aggregate of 3.49% of total originations. At December 31, 2004, we had consolidated total assets of $5.02 billion, net loans held for investment of $3.91 billion, total deposits of $2.26 billion and stockholders’ equity of $625.2 million.

Our primary operations are conducted through the Bank, which operates banking offices in Westlake Village (Ventura County), Tarzana, Malibu, Beverly Hills, Baldwin Hills, Westchester, Hawthorne, Manhattan Beach, Gardena, Hermosa Beach, Torrance, Redondo Beach (Los Angeles County), Orange, Irvine, Rancho Santa Margarita (Orange County), Riverside (Riverside County), La Jolla, Del Mar and San Diego (San Diego County), and lending offices, in Corte Madera, Burlingame, Oakland, Encino, Glendale, West Los Angeles, El Segundo, Irvine, Riverside, and San Diego, California. The banking office located in Malibu, California, was opened in June 2004 and the banking office in Beverly Hills, California was opened in October 2004.

In June 2004, we completed the acquisition of Hawthorne Financial (“Hawthorne”), the parent of Hawthorne Savings headquartered in El Segundo, California. Hawthorne Savings was merged into the Bank effective June 4, 2004. We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits. The acquisition added 15 retail branches and one loan office located throughout the coastal communities in the Southern California area, greatly enhancing the Bank’s retail franchise. The acquisition also brought additional lending activities that both compliment our established multi-family lending business and enhance our loan product set. In addition to the multi-family and commercial real estate lending, lending activities related to single family residential and construction and land loans were added as a result of the acquisition. The single family residential lending activities are primarily focused on estate or super jumbo loans. Construction and land lending activities primarily encompass single family and multi-family construction and land loans with the intent to convert into a construction loan. See “Lending Activities” for further discussion. See “Notes to the Consolidated Financial Statements–Note 2: Business Combinations” for further discussion of the terms and accounting for the Hawthorne transaction.

Though the acquisition of Hawthorne significantly contributed to the growth in our retail franchise, we continue to look at developing our retail franchise through de novo branching. We have already announced our plans for two new retail branches. In March 2005, we opened a banking office in San Mateo, California, which is our first in Northern California. By mid-2005, we plan to open a banking office located in Newport Coast, California.

Recent Developments

On February 17, 2005, we completed the acquisition of TIMCOR Exchange Corporation (“TIMCOR”) in an all stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the

Company’s common stock. We delivered 681,260 shares of stock to the TIMCOR shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Currently, the distribution of 340,630 escrow shares is contingent upon there being no material changes or amendments to Section 1031 of the Internal Revenue Code of 1986 (the “Code”) prior to their distribution that would eliminate the benefits associated with offering 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise pursuant to the acquisition agreement.

TIMCOR operates as a wholly owned subsidiary of the Company. TIMCOR is a leading “qualified intermediary”, which facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code. In February 2004, the companies announced they had entered into a strategic alliance whereby TIMCOR would promote and refer its clients to the Bank, as a strategic provider of banking, deposit, and lending products and services and the Bank would promote and refer TIMCOR’s 1031-exchange services to its income-property real estate investor clients. As part of that alliance, TIMCOR agreed to maintain a minimum of $50 million in deposits at the Bank. At December 31, 2004, TIMCOR had over $390 million in exchange balances, $151.6 million of which was on deposit at the Bank. TIMCOR’s total assets exceeded $400 million as of December 31, 2004 and included $59.0 million of single family loans acquired from the Bank during 2004.

Risk Factors

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely impact our growth strategy and prospects.    The Bank relies on deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco and other borrowings to fund its operations. The Bank has also historically relied on certificates of deposit. While the Bank has reduced its reliance on certificates of deposit and has been successful in promoting its transaction deposit products (money market, savings and checking), jumbo deposits nevertheless constituted a significant portion of total deposits at December 31, 2004. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Bank would be able to replace such funds at any given point in time were its financial condition or market conditions to change. Furthermore, no assurance can be given that we will be able to continue to issue junior subordinated debentures, thereby depriving the Bank of one source of capital.

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

Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance.    We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	inflation;

•	recession;

•	a rise in unemployment;

•	tightening money supply; and

•	domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce our profits. We expect that the Bank will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans subject to negative amortization. Negative amortization involves a greater risk during a period of rising interest rates because the loan principal may increase above the amount originally advanced, which could increase the risk of default. Accordingly, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.    We have grown substantially during the last couple of years. The acquisition of Hawthorne significantly contributed to the increase in our assets from $1.72 billion at December 31, 2003 to $5.02 billion at December 31, 2004. We expect to continue to experience significant growth in the amount of our assets, the level of our deposits, the number of our clients and the scale of our operations. Our future profitability will depend in part on our continued ability to grow and we can give no assurance that we will be able to sustain our historical growth rate or even be able to grow organically or through acquisition.

In past years, we have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish our infrastructure to support our future loan growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Thus, we cannot give assurances that our growth strategy will not place a strain on our administrative and operational infrastructure.

In addition, we intend to grow our deposits and expand our retail banking franchise. In the Hawthorne acquisition, we added 15 additional branch offices. Further expansion will require additional capital expenditures and we may not be successful expanding our franchise or in attracting or retaining the personnel it requires. Furthermore, various factors such as economic conditions, regulatory and legislative considerations and competition may impede or limit our growth. If we are unable to expand our business as we anticipate, we may be unable to realize any benefit from the investments made to support future growth. Alternatively, if we are unable to manage future expansion in our operations, we may have to incur additional expenditures beyond current projections to support such growth.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to service our debt and pay dividends.    We are a separate legal entity from our subsidiaries and do not have significant operations of our own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations and prospects.

Our allowance for loan losses may not be adequate to cover actual losses.    Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on our historical loss experience, as well as an evaluation of the risks associated with our loans held for investment. To date, we have experienced negligible losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot provide assurance that we will not need to increase our allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

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

A downturn in the California real estate market could hurt our business.    Our business activities and credit exposure are concentrated in California. A downturn in the California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in California could be affected by, among other things, earthquakes and other natural disasters particular to California.

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

Two of our executive officers own a significant amount of our common stock and may make decisions that are not in the best interests of all stockholders.    As of December 31, 2004, two of our senior executive officers, Stephen H. Gordon and David S. DePillo, owned approximately 11.7% of our outstanding common stock. In addition, over the years, these senior executive officers have been granted options to acquire shares of our common stock, which when vested and exercised will increase their ownership of shares of our common stock. Assuming the full exercise of all outstanding options, Messrs. Gordon and DePillo would own in the aggregate approximately 16.0% of our outstanding common stock. As a result, these individuals, acting together, will have the ability to significantly influence the election and removal of our board of directors, as well as the outcome of any other matters to be decided by a vote of stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change in control may be perceived by some in the best interests of our stockholders.

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

Market Area Overview and Competition

Retail Franchise

We have a multifaceted strategy to grow deposits by cross selling existing relationships, transitioning and growing existing banking offices, expanding into new markets, further developing the Bank’s Financial Services Group, and opportunistically through acquisitions. The Bank faces direct competition from a significant number of financial institutions operating in its markets, many with a statewide, regional or national presence. These companies typically compete with one another based upon price, convenience and service.

The Bank believes that it differentiates itself by offering competitively priced, high yielding deposit products, providing a higher level of personal service, and offering relationship banking services to its client base, which include income-property real estate investors, middle market commercial businesses, and high net worth individuals, families and professionals. The Bank’s deposit gathering activities are concentrated in the communities surrounding its banking offices, the majority of which are located in the coastal counties of Southern California.

On June 4, 2004, we completed the acquisition of Hawthorne and merged its bank subsidiary, Hawthorne Savings, into the Bank. The Hawthorne acquisition brought 15 banking offices, including 9 offices located in Los Angeles County where the Bank does the majority of its lending and where the majority of its borrowers reside, which brought to 21 our total banking offices. These additional banking offices provide a greater opportunity to cross sell deposit products to the Bank’s existing relationship borrower client. The Bank continues to develop and promote new deposit products that encourage depositors to move their household or operating accounts to the Bank.

Prior to the acquisition of Hawthorne, the Bank had successfully transitioned its deposit mix to approximately 65% transaction accounts (i.e., savings, money market and demand deposit accounts) and 35% time deposits. Hawthorne, with a significantly larger amount of deposits at the time of acquisition, had roughly 60% time deposits and 40% transaction accounts. After the acquisition, we had $1.2 billion of transaction accounts as of June 30, 2004, which equaled 50% of total deposits. Since the acquisition, the Bank has taken proactive steps to transition the combined deposit mix to a greater percentage of transaction accounts by not paying higher rates for short term time deposits and encouraging depositors with maturing time deposits to open one of the Bank’s high yielding money market accounts. At December 31, 2004, transaction accounts equaled 55% of total deposits. Additionally, the Bank began offering business deposit products and services at the former Hawthorne banking offices, including ACH services, online cash management, and courier services. The addition of business products and services provides the Bank with the opportunity to expand on its relationships with existing clients as well as to leverage the strong community bank reputation with prospective business clients.

During 2004, the Bank opened new banking offices in Malibu and Beverly Hills, California and announced plans to open branches in San Mateo, California in early 2005 and Newport Coast, California in mid-2005. The Bank opened the San Mateo branch in March 2005. The San Mateo branch is the first of the Bank’s Northern California expansion, which will be focused on the Greater Bay Area, and the Sacramento Valley Region, both of which are areas with significant existing borrower relationships. The Bank intends to add banking offices in selected Southern California markets in an effort to fill out its current footprint, including the Inland Empire, which is one of the fastest growing regions of the country. These areas have a high concentration of the clients that the Bank desires to serve.

Since its formation in the fall of 2003, the Bank’s Financial Services Group has focused on gathering deposits from Section 1031 exchange accommodators, property management companies, title and escrow companies, insurance companies, professional service providers, and the principals who own those businesses. These depository clients are many of those same types of businesses or fiduciaries that the Bank already conducts business with through its lending franchise. The Bank believes the Financial Services Group will grow deposits through its natural maturation over time, as well as with the addition of key personnel with significant books of business.

With the acquisition of Hawthorne having been successfully announced, closed and completed in 2004, we will continue to look opportunistically at acquisitions that would further enhance our deposit franchise and shareholder value.

Lending Franchise

Our lending activities are focused on income property originations, primarily multi-family residential and, to a lesser extent, small to mid-sized commercial real estate properties throughout California. With the acquisition of Hawthorne, we now compete in the single family residential and construction lending arenas as well, primarily in the coastal areas of Southern California.

The California multi-family residential lending market has performed extremely well since the recession of the early 1990’s. Consistent occupancy and stable rental rates have both contributed to property appreciation in most markets within California. The majority of the multi-family residential market consists of small-to medium-size multi-family projects, generally below 50 units in size, that are financed with loan amounts at or below $2.0 million. The characteristics of these loans are very similar to those of one-to-four unit residential loans with monthly payment requirements and 30-year amortization. During the prior recession, multi-family loans made by members of our management, who were then employed by another financial institution, experienced a lower percentage of delinquencies and charge-offs as compared to one-to-four family residential loans. In addition, the peak delinquencies occurred at approximately four years from origination, which was consistent with the timing of peak delinquencies on the other institution’s one-to-four family residential loan portfolios. Based on management’s experience in the industry prior to the recession of the early 1990’s, there was not a significant level of delinquencies or charge-offs associated with lending on multi-family residential properties in California. Notwithstanding the foregoing, multi-family lending entails different risks when compared to single family residential lending because multi-family loans typically involve large loan balances and payment on such loans is partially dependent on the successful operation of the property. Specifically, problems with respect to the operation of a multi-family property could adversely affect the value of such property, particularly if the cash flow from such property’s operations is not sufficient to cover the applicable debt service and the underlying property has to be sold in order to satisfy the debt obligation. In such a scenario, the price received in a foreclosure sale could be less than the carrying value of the loan.

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

We continue to originate single family residential, construction and land loans in addition to our income property loans. The Bank’s single family residential lending is focused on estate lending, or super jumbo loans, which is typical of the markets surrounding our banking offices. These loans have similar average balances and lower loan to values than our multi-family and commercial real estate loans. The Bank also originates single family residential conforming loans through its community lending group. The Bank also offers construction loans for multi-family, commercial real estate, owner-occupied single family residential and for-sale residential projects.

The demand for housing within California, particularly multi-family housing, is very strong. According to the California Department of Housing and Community Development during 1990, it was estimated that there was a shortage of 660,000 housing units within California and, according to the California Senate Office of Research, during the period of 1990 through 1997, the growth in California’s population outpaced the growth in California housing units by 50%. Research from the California Department of Housing and Community Development indicates that through 2020, in order to meet housing demand in California, 220,000 housing units will need to be built each year. By comparison, according to the California Department of Housing and Community Development, for the period 1990 through 1997, an average of 91,000 housing units, including 27,000 multi-family units, were constructed in California per year. During the 1990s, production of multi-family housing only accounted for approximately 25% of all new units constructed, a decrease of 70% from the 1980s. Since 2000, development of multi-family housing has increased very slightly to 28% of all new units constructed according to the California Department of Housing and Community Development. The U.S. Census Bureau states that in the year of 2003, construction commenced on approximately 45,953 multi-family units in California.

Research from DataQuick indicates that during 2004, over 33,000 multi-family loans secured by properties located within California were originated. These loans had an aggregate principal balance of $26.58 billion and an average loan size of $789,000. This represented a 1.0% increase from the $26.34 billion of such loans originated during 2003 and a 46.5% increase from the $18.15 billion of such loans originated during 2002. During the year ended December 31, 2004, the largest two originators of multi-family residential loans within California were responsible for approximately 20.6% of such originations. The remainder of the market was highly fragmented, with over 1,000 institutions responsible for the remaining 79.4% of total originations.

Based upon quarterly thrift financial reports which are required to be submitted by all savings institutions regulated by the OTS, multi-family residential loans have out-performed other loan categories in recent periods from an asset quality perspective. As of December 31, 2004, the latest date as of which information is available, the level of non-current (i.e., non-accrual loans and loans 90 days or more overdue but still accruing interest) multi-family residential loans as a percentage of total multi-family residential loans was 0.13%, as compared to 0.69% for construction and land loans, 0.79% for commercial real estate loans, 0.52% for single family mortgage loans, 1.11% for commercial business loans and 0.89% for consumer loans. Based on an analysis of the geographic regions of the country prepared by the OTS as of such date, the ratio of non-current multi-family residential loans to total multi-family residential loans was even lower, amounting to 0.03% for the western region, where we conduct our business operations.

Lending Activities

General.    We focus primarily on the origination of adjustable rate multi-family residential and commercial real estate loans. As a result of the Hawthorne acquisition, our lending activities were expanded to include types of single family real estate, construction and land loans.

Loan Originations.    We had core loan originations of $1.69 billion during the year ended December 31, 2004 and $959.2 million during the year ended December 31, 2003, which comprised 91.3% and 86.5%, respectively of total loan originations. Total loan originations were $1.85 billion and $1.11 billion for the years ended December 31, 2004 and 2003, respectively. We define core loan originations as total loan originations net of loans funded through our strategic alliances with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels.

The following table sets forth our total loan originations for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Loans originated:
Single family residential:
Number of loans	312	1	—
Volume of loans	$296,868	$474	$—
Average loan size	952	474	—
Multi-family residential:
Number of loans	655	551	437
Volume of loans	$1,143,669	$884,885	$621,427
Average loan size	1,746	1,606	1,422
Commercial real estate:
Number of loans	50	43	32
Volume of loans	$119,696	$62,823	$55,218
Average loan size	2,394	1,461	1,726
Construction and land:
Number of loans	57	—	—
Volume of loans	$119,990	$—	$—
Average loan size	2,105	—	—

Total core real estate loan originations	$1,680,223	$948,182	$676,645
Business and consumer loans	9,479	11,000	12,114

Total core loan originations	$1,689,702	$959,182	$688,759
Conduit originations	12,715	19,300	40,700
Brokered originations	147,612	131,020	31,286

Total loan originations	$1,850,029	$1,109,502	$760,745

We concentrate our lending activities on the origination of adjustable rate multi-family residential loans, which are secured by rental apartment buildings located primarily in California. We emphasize the origination of multi-family residential loans in the $500,000 to $5.0 million range, typically focusing on buildings with 16 to 100 units. For the year ended December 31, 2004, our average loan size was $1.7 million for multi-family residential loans. We originated $1.14 billion in multi-family residential loans during the year ended December 31, 2004, which amounted to 68.1% of total core real estate loan originations during such year, compared to $884.9 million in multi-family residential loans during the year ended December 31, 2003, which amounted to 93.3% of total core real estate originations during such year.

We also originate commercial real estate loans, which are generally secured by mixed-use, shopping/retail centers, office buildings and multi-tenant industrial properties located primarily in California. We emphasize the origination of commercial real estate loans in the $500,000 to $5.0 million range, with an average loan size of $2.4 million for the year ended December 31, 2004. We originated $119.7 million in commercial real estate loans during the year ended December 31, 2004, which amounted to 7.1% of total core real estate originations during such year, compared to $62.8 million in commercial real estate loans during the year ended December 31, 2003, which amounted to 6.6% of total core real estate originations during such year.

We originate multi-family residential loans for terms of up to 30 years, which are generally fully amortizing, and commercial real estate loans for terms of up to 10 years based upon a 25 to 30-year loan amortization schedule. Such loans are primarily adjustable rate loans with an interest rate which adjusts primarily based upon a variety of constant maturity treasury (“CMT”) or London InterBank Offer Rate (“LIBOR”)-based indices, the most predominately used index being the 12 month moving average of the one year CMT (“12MAT”). However, we also offer loans that have fixed interest rates for an initial period up to seven years and adjust thereafter based on a spread determined at origination over the applicable index for the remaining loan term. Our multi-family residential and commercial real estate loans generally have interest rate floors, payment caps and limited prepayment protection. As part of the criteria for underwriting such loans, we generally establish a maximum loan-to-value ratio of 75% for both multi-family and commercial real estate loans and require a minimum debt coverage ratio of 1.15 to 1 or greater for multi-family loans and 1.25 to 1 or greater for commercial real estate loans. For the year ended December 31, 2004, our multi-family residential core loan originations had an average loan-to-value ratio of 68.00% and an average debt coverage ratio of 1.27 to 1, while the commercial real estate core loan originations for such period had an average loan-to-value ratio of 64.57% and an average debt coverage ratio of 1.45 to 1.

The table below provides additional comparative statistical information for our core loan originations for our primary loan segments:

	Year Ended December 31,
	2004	2003	2002
Core loans originated:
Multi-family:
Average LTV(1)	68.00%	67.58%	69.65%
Average DCR(2)	1.2680	1.2930	1.3094
Ratio of ARMs(3)	99.07%	98.93%	99.66%
Ratio of refinancings(3)	51.71	66.38	63.03

Commercial real estate:
Average LTV(1)	64.57%	62.94%	64.74%
Average DCR(2)	1.4488	1.4061	1.3824
Ratio of ARMs(3)	98.87%	96.98%	95.11%
Ratio of refinancings(3)	62.96	54.77	64.51

(1)	Average loan-to-value, or LTV, is calculated based upon a weighted average of the product of the original principal loan balances and the appraised value of the collateral underlying the applicable loans, divided by the sum of the original principal loan balances.

(Footnotes continued on following page)

(2)	Average debt coverage ratio (“DCR”), is calculated based upon a weighted average of the product of the underwritten DCR and the original principal loan balances of the applicable loans, divided by the sum of the original principal loan balances.
(3)	Calculated as a percentage of the total dollar volume.

We also offer, through our relationship with Greystone Servicing Corporation and other conduit programs, multi-family residential and commercial real estate loans to borrowers who desire longer term, fixed rate financing. This consists of a fixed rate loan that is eventually securitized through a major commercial mortgage-backed securities issuer. We are not obligated to provide a specific amount of loans to our conduit partners. We also offer, through our brokered program, multi-family residential and commercial real estate loans which, because of size or other factors, are not consistent with our loan program. Conduit loans and brokered loans are not funded in our name and are not reflected on our balance sheet, but rather are funded in the originator’s name pursuant to the originator’s loan documentation. We do not aggregate the product for securitizations. We are paid a fee by the relevant originator for those transactions. We originated $160.3 million in conduit and brokered loans during the year ended December 31, 2004, which amounted to 8.7% of total originations during such period, compared to $150.3 million and $72.0 million in conduit and brokered loans during the years ended December 31, 2003 and 2002, respectively, which amounted to 13.5% and 9.5% of total originations during such years, respectively. During the years ended December 31, 2004, 2003 and 2002, we received $566,000, $740,000 and $439,000 of net fees, respectively, with respect to conduit and brokered loans.

With the acquisition of Hawthorne, our lending focus in 2004 was expanded to include single family residential lending and construction lending. Our single family residential lending area is organized into estate lending, single family residential loans over $500,000, home equity lines of credit (“HELOCs”), and loans originated for sale to government sponsored entities, such as Freddie Mac and Fannie Mae, and affordable housing lending groups. Prior to the Hawthorne acquisition, we only originated single family residential loans on a case-by-case basis as an accommodation to our banking clients. In 2004, all single family loan originations were first trust deed loans predominately secured by properties located in the coastal communities of Southern California. We originate single family residential loans primarily through independent mortgage brokers and pay these brokers a fee generally ranging from 0.5% to 1.0% of the loan amount in connection with the loan funding. We offer primarily adjustable rate mortgage loan products, with interest rates that adjust monthly or semi-annually, after an initial introductory period of 1 month, 3 years, or 5 years, based primarily upon a variety of CMT or LIBOR-based indices, the most predominately used index being the 12MAT. These adjustable rate products generally provide for floors and overall caps on the increase or decrease in interest rates at an adjustment date and over the term of the loan. As part of the criteria for underwriting such loans, we generally establish a maximum loan-to-value ratio of 65% to 80%. HELOCs are secured by owner occupied single family residential properties. Our HELOC product is adjustable and indexed to the Wall Street Journal prime rate. The loan term includes a draw period of 10 years and repayment period of 20 years. For the year ended December 31, 2004, our single family residential loan originations comprised 17.7% of total core real estate loan originations and had an average loan-to-value ratio of 64.36%.

Our construction lending platform, which was acquired in the Hawthorne acquisition, concentrates on the origination of attached and detached housing projects located in established areas, small-to medium-sized multi-family projects, owner occupied custom homes and, to a lesser extent, commercial-industrial construction projects. Additionally, we provide short-term land loans on properties scheduled to begin construction within a twelve-month period. Loan rates are typically indexed to the Wall Street Journal prime rate. Construction and land loans originated in 2004 were associated with projects and properties located in California. As part of the criteria for underwriting such loans, we generally establish a maximum loan-to-value ratio of 75% to 80%. In addition, we will evaluate many other factors affecting the level of credit risk associated with this type of lending, which may include the borrower’s cash investment in the transaction in relation to the total project cost, the level of borrower development experience and financial capacity, the overall quality and marketability of the project, and current and future economic conditions. For the year ended December 31, 2004, our construction and land loan originations comprised 7.1% of total core real estate loan originations and had an average loan-to-value ratio of 61.88%.

At December 31, 2004, our loan origination activities were conducted out of 10 offices in California. See “Properties” in Item 2 hereof. Loan applications are attributable to direct marketing efforts by our loan originators, mortgage brokers, referrals from real estate brokers and developers, existing clients, walk-in clients and, to a lesser extent, advertising. At December 31, 2004, we employed 17 loan originators who are compensated strictly on a commission basis and 10 loan originators who receive an annual salary plus bonus.

Loan Origination Procedures and Underwriting Criteria.    Our lending activities are subject to specified non-discriminatory underwriting standards and loan origination and purchase procedures approved by the Bank’s board of directors. The Bank’s loan officers perform full due diligence and underwrite all loan applications received by the Bank. No single officer has loan approval authority and thus all loan applications must be approved by the president/chief operating officer or executive vice president/chief lending officer. Any loan or combination of loans to one borrower in excess of $10 million must be approved by the Bank’s Directors’ Loan Committee, which consists of at least three outside directors and the president. The Directors’ Loan Committee has approval authority up to the Bank’s lending limit for either individual loans or total loan relationships.

Our loan processing guidelines for income property loans require that the preparation of all letters of interest, completion and processing of loan applications, underwriting and preparation of the necessary loan documentation be performed directly by us. We do not accept loan broker packages for processing income property loans and rely solely on our own origination process. Loan applications are examined for compliance with our underwriting and processing criteria and, if all requirements are met, we issue a commitment letter to the prospective borrower. For single family residential lending, our loan processing guidelines do allow for the receipt of broker packages. We maintain an approved broker listing and review loan documents provided by approved brokers to ensure compliance with standard documentation requirements.

All loan originations must be underwritten in accordance with our underwriting criteria, which are prepared based on the relevant guidelines set forth by applicable regulatory authorities. Our underwriting personnel make their underwriting decisions independent of the loan origination personnel. For income property loans, our primary underwriting criteria includes the property’s loan-to-value ratio and debt coverage ratio. In originating loans, we base our underwriting decisions on qualitative and quantitative evaluations of both the borrower and the property. The emphasis is placed on the cash flow generated by the property as the primary source of repayment. The property’s underwriting criteria are adjusted based upon the type of transaction, for example, whether the loan is for a purchase or a refinancing, as well as the overall quality of the property. For single family loans, our underwriting criteria emphasizes evaluating the credit worthiness of the borrower. Borrower qualifications include minimum liquidity requirements, the borrower’s recurring cash flow and debt ratios, credit history (including Fair, Isaac and Co., or FICO, credit scores) and may include background searches such as public record checks. Additionally, for income property and construction lending, we consider the borrower’s experience in owning or managing similar properties and our lending experience with the borrower. We also rely on qualitative factors such as the stability of the property and its sub-market, the quality of the property’s physical improvements, the property’s functional utility, the stability of rents and vacancies, and overall operations of the property and market. Other underwriting requirements include obtaining the necessary title and hazard insurance and property appraisals. For income property and construction/land loans an environmental review is also performed as part of the underwriting process.

We maintain an appraisal department, which is responsible for managing the appraisal process for all real property secured as collateral. We contract directly with external independent appraisers included on our approved appraiser list. The list of approved appraisers is evaluated annually and approved by our board of directors. All appraisers are required to submit a qualification statement, references, copies of recent appraisal reports and licensing information. All appraisal reports completed and submitted by approved appraisers are reviewed in-house to ensure the reports are adequate and conform to Bank and regulatory requirements.

Loan Sales.    Loans are sold by the Bank in the secondary market on an individual basis, through bulk sales or through securitization. Loans sold are typically comprised of single family residential loans and sold pursuant to the terms of a mortgage loan purchase agreement or through master agreements with certain agency investors. Individual loan sales are transacted with the FHLB of San Francisco, Freddie Mac or Fannie Mae and these loans are designated “held-for-sale” at origination. We generally retain servicing on loans sold individually to agency related investors and may retain servicing obligations on other loan pool sales or securitizations. Loans sold to the FHLB of San Francisco are pursuant to the Bank’s participation in the FHLB’s Mortgage Partnership Finance (“MPF”) program, an agreement acquired in the Hawthorne acquisition. Under the MPF program, the Bank has committed to sell (best efforts) $7 million in qualifying single family residential loans over the period April 2003 to April 2005. Loans are sold servicing retained and the Bank must record a recourse obligation as a portion of the credit risk associated with the loans sold is also retained. As of December 31, 2004, the Bank had remaining capacity to sell $4.7 million in loans and had recorded recourse obligations of $36,000 as a component of “Other Liabilities” in our Consolidated Statement of Financial Condition. The Bank also maintains a master agreement with Freddie Mac under which we have committed to sell (best efforts) up to $5 million in qualifying single family residential loans during the period August 1, 2004 through July 31, 2005. Under this program, the Bank primarily sells loans originated under its community lending program which is designed to provide funding in low to moderate income areas of Southern California. Loans are sold servicing retained with no recourse obligations recorded. As of December 31, 2004, the Bank’s remaining capacity to sell to Freddie Mac was $1.7 million. The Bank is also an approved Fannie Mae seller/servicer and, though a master agreement is not in place, sells single family residential loans to Fannie Mae on a periodic basis.

Prior to 2004, the majority of loan sales were conducted by CCM as part of its mortgage banking activities. CCM’s loan sales were conducted on an individual, loan-by-loan basis only. Loans were sold without recourse and servicing released. Effective April 1, 2003, we realigned our lending operations by moving the origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank, (herein after referred to as the “Realignment”). As a result of the Realignment, we retain a larger percentage of our loan originations at the Bank to support balance sheet growth. The Bank’s loan sales during 2004 facilitated a remix of the Bank’s loan portfolio subsequent to the acquisition of the Hawthorne loan portfolio. The Bank has no loans designated as held-for-sale at December 31, 2004, although CCM had one loan designated as held-for-sale at that date.

The price at which we sell our loans is determined based upon market factors. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The assets obtained upon sale are generally mortgage servicing rights (“MSRs”) if we retain servicing obligations associated with the loans sold. For the year ended December 31, 2004, we sold a total of $182.1 million of loans, including $4.0 million of loans sold under agency investor agreements, for a gain of $4.0 million and recorded MSRs with a remaining value of $433,000 as of December 31, 2004. This compares to $153.7 million and $387.3 million of loans sold during the years ended December 31, 2003 and 2002 for gains of $2.2 million and $4.6 million, respectively. No MSRs were recorded for the years ended December 31, 2003 and 2002.

Loans Held for Investment

General.    At December 31, 2004, net loans held for investment amounted to $3.91 billion, which represented 77.9% of our $5.02 billion of total assets at that date. Approximately 71.2% of loans held for investment at December 31, 2004 are multi-family residential or commercial real estate loans, as compared to 99.2% at December 31, 2003. Further, approximately 99.3% of loans are either secured by properties located in California or made to clients residing in California. As of the Hawthorne acquisition date, we acquired approximately $2.26 billion in net loans held for investment, before purchase accounting adjustments. The addition of the Hawthorne loan portfolio enhanced our current income property loan portfolio as well as added single family residential, construction and land loans to our portfolio.

The following table sets forth the composition of our loans held for investment by type of loan at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Residential real estate loans:
Single family	$841,818	$3,193	$4,134	$7,802	$19,928
Multi-family	2,396,788	935,063	399,928	150,338	46,737
Commercial real estate	420,015	108,560	57,858	23,674	10,631
Construction:
Single family	112,248	—	—	—	—
Multi-family	110,729	—	—	—	—
Commercial	2,081	—	—	—	—
Land	56,308	—	—	—	—
Commercial business loans(1)	14,953	5,670	9,917	7,822	3,837
Consumer loans(2)	1,407	41	129	77	76

Total loans held for investment(3)	3,956,347	1,052,527	471,966	189,713	81,209

Allowance for loan losses	(36,835)	(3,942)	(2,716)	(1,107)	(420)
Unearned net loan fees and discounts and premiums on loans purchased	(5,708)	(953)	(64)	191	311

	(42,543)	(4,895)	(2,780)	(916)	(109)

Net loans held for investment	$3,913,804	$1,047,632	$469,186	$188,797	$81,100

	Percent	Percent	Percent	Percent	Percent
Residential real estate loans:
Single family	21.3%	0.3%	0.9%	4.1%	24.5%
Multi-family	60.6	88.9	84.7	79.3	57.6
Commercial real estate	10.6	10.3	12.3	12.5	13.1
Construction	5.7	—	—	—	—
Land	1.4	—	—	—	—
Commercial business loans(1)	0.4	0.5	2.1	4.1	4.7
Consumer loans(2)	—	—	—	—	0.1

Total loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes commercial business lines of credit.
(2)	Includes consumer lines of credit.
(3)	Amounts are net of loans-in-process balances of $150.9 million, $14.6 million, $5.6 million, $5.1 million and $910,000 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

The following table sets forth information at December 31, 2004 regarding the dollar amount of loans maturing in our loans held for investment portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans with no stated schedule of repayments or maturity are reported as due in one year or less.

	Due 1 year or less	Due 1-5 years after December 31, 2004	Due 5 or more years after December 31, 2004	Total
	(Dollars in thousands)
Single family residential loans	$—	$10,653	$831,165	$841,818
Multi-family residential loans	16,593	75,788	2,304,407	2,396,788
Commercial real estate loans	12,954	58,178	348,883	420,015
Construction	161,907	62,173	978	225,058
Land	38,741	17,451	116	56,308
Commercial business loans	12,074	2,879	—	14,953
Consumer loans	1,376	4	27	1,407

Total loans held for investment(1)	$243,645	$227,126	$3,485,576	$3,956,347

(1)	Does not include loans held-for-sale.

Scheduled contractual amortization of loans does not reflect the expected life of our loans held for investment. The average life of our loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give us, as the lender, the right to declare such loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and any portion of the loan is still outstanding. The average life of mortgage loans tends to increase when mortgage loan rates available in the market are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than mortgage loan rates available in the market due to refinancing of loans at available lower rates. During periods of decreasing mortgage rates, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table sets forth the dollar amount of total loans held for investment due more than one year from December 31, 2004, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.

	Fixed rate	Floating or adjustable rate	Total
	(Dollars in thousands)
Single family residential loans	$1,898	$839,920	$841,818
Multi-family residential loans	21,041	2,359,154	2,380,195
Commercial real estate loans	35,773	371,288	407,061
Construction	481	62,670	63,151
Land	—	17,567	17,567
Commercial business loans	—	2,879	2,879
Consumer loans	31	—	31

Total loans held for investment(1)	$59,224	$3,653,478	$3,712,702

(1)	Does not include loans held-for-sale.

Multi-Family Residential and Commercial Real Estate Loans.    The Bank has focused its lending activities on real estate loans secured by multi-family and commercial properties. The Bank has generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances ranging between $500,000 and $5.0 million, with an average balance of $1.1 million for multi-family residential loans and $1.2 million for commercial real estate loans, at December 31, 2004. At December 31, 2004, the Bank had an aggregate of $2.40 billion in multi-family residential loans, comprising 60.6% of total loans held for investment, and $420.0 million in commercial real estate loans, comprising 10.6% of total loans held for investment. Total undisbursed commitments amounted to $6.8 million and $3.1 million for multi-family and commercial real estate loans, respectively, at December 31, 2004.

Single Family Residential Loans.    The single family residential loan portfolio increased significantly after the acquisition of Hawthorne in June 2004. Our single family residential lending area is organized into estate lending, single family residential loans over $500,000, and loans originated for sale to agencies such as Freddie Mac and Fannie Mae, and affordable housing lending groups. In addition, we offer HELOCs secured by owner occupied single family residential properties. Our HELOC product is adjustable and indexed to the Wall Street Journal prime rate. The loan term includes a draw period of 10 years and repayment period of 20 years. Prior to the Hawthorne acquisition, we only originated single family residential loans on a case-by-case basis as an accommodation to our banking clients. In 2004, all single family loan originations were first trust deed loans predominately secured by properties located in the coastal counties of Southern California. At December 31, 2004 we held $841.8 million of single family residential loans, comprising 21.3% of total loans held for investment. Total undisbursed commitments on HELOCs were $3.4 million at December 31, 2004.

Construction and Land Loans.    The construction and land loan portfolio was also acquired in the Hawthorne transaction. We have focused our lending activities in this loan segment on the origination of attached and detached housing projects located in established areas, small-to medium-sized multi-family projects, owner occupied custom homes and to a lesser extent commercial-industrial construction projects all located in California. Additionally, we provide short-term land loans on properties in California scheduled to begin construction within a twelve-month period. At December 31, 2004 we held $225.1 million of construction loans, comprising 5.7% of total loans held for investment and $56.3 million of land loans, comprising 1.4% of total loans held for investment. Total undisbursed commitments amounted to $128.7 million at December 31, 2004.

Commercial Business Loans.    The Bank also originates a limited amount of commercial business loans including acquisition lines, working capital lines of credit, inventory and accounts receivable loans, and equipment financing and term loans. Loan terms may vary from one to five years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal prime rate, plus a margin. At December 31, 2004, the Bank had an aggregate of $15.0 million of commercial business loans outstanding, or 0.40% of total loans held for investment. Total undisbursed commitments amounted to $6.0 million at December 31, 2004.

Consumer Loans.    At December 31, 2004, the Bank had an aggregate of $1.4 million of consumer loans, which accounts for less than one percent of our total loans held for investment. Total undisbursed commitments amounted to $2.9 million as of December 31, 2004. Although the Bank is authorized to make loans for a wide variety of personal or consumer purposes, for the years ended December 31, 2004 and 2003, consumer loan originations were solely done on a case-by-case basis as an accommodation to our clients.

Loans-to-One Borrower Limitations.    A savings institution generally may not make loans to any one borrower or related entities if such loans would exceed 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2004, the Bank’s regulatory limit on loans-to-one borrower was $61.4 million and its five largest loans or groups of loans to one borrower, including related entities, were $38.1 million, $36.6 million, $32.3 million, $30.6 million and $28.6 million. All of these five largest loans or loan concentrations were secured by multi-family residential properties located in California, except for one relationship which also had a commercial real estate loan located in California and one relationship with a business line of credit. All loans associated with these loan concentrations were originated during the last five years and were performing in accordance with their terms at December 31, 2004. See “Regulation—Regulation of Commercial Capital Bank—Loans-to-One Borrower Limitations.”

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

Loan Delinquencies.    When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2004, loans with one or more payments past due totaled $3.1 million and were comprised of one land loan with a net principal balance of $2.6 million and several single family residential and consumer loans with a net principal balance of $496,000.

Non-Performing Assets.    At December 31, 2004, we had nonperforming assets with an outstanding net principal balance of $6.6 million. Impaired loans, which include nonperforming assets of $6.6 million and troubled debt restructurings (“TDRs”) of $451,000, totaled $7.0 million as of December 31, 2004. Our nonperforming assets at December 31, 2004 primarily consisted of $3.8 million of single family residential loans and the $2.6 million land loan. TDRs at December 31, 2004 were comprised of three loans, the most significant being a $336,000 commercial real estate loan. At December 31, 2003, we had one nonperforming loan with an outstanding balance of $129,000 which was a TDR and considered impaired. The increase in nonperforming assets and impaired loans at December 31, 2004 as compared to December 31, 2003 is due to the Hawthorne acquisition. We did not have any nonperforming assets or TDRs at December 31, 2002, 2001 or 2000. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is considered to be impaired if management determines the recovery of the Bank’s gross investment in the loan is not probable. TDRs are defined as loans which the Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. We place loans on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, we will not accrue interest on loans past due 90 days or more. If non-accrual loans were current during the years ended December 31, 2004 and 2003, we would have recognized additional interest income of $241,000 and $21,000. Nonperforming assets represented 0.13% of total assets at December 31, 2004. We recognized no interest income for the years ended December 31, 2004 and 2003 related to loans on non-accrual status as of the end of the year.

Classified Assets.    Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Bank has established another category, designated “special mention,” for assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as special mention, substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2004, the Bank had $27.7 million in loans classified special mention and $19.6 million classified as substandard. At December 31, 2003, the Bank had one loan classified as substandard with a total outstanding principal balance of $129,000 and one loan designated as special mention with a total outstanding principal balance of $1.2 million. This increase was primarily the result of the loan portfolio acquired from Hawthorne. None of the classified loans have specific valuation allowances.

Allowance for Loan Losses.    Like all financial institutions, we maintain an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management’s judgment and experience. Provisions for loan losses are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula which incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	At and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$3,942	$2,716	$1,107	$420	$—
Charge-offs	(43)	(64)	—	—	—
Recoveries	51	4	—	1	—
Allowance acquired(1)	32,885	—	—	—	420
Provision for losses on loans	—	1,286	1,609	686	—

Balance at end of year	$36,835	$3,942	$2,716	$1,107	$420

Allowance for loan losses as a percent of loans held for investment	0.93%	0.37%	0.58%	0.58%	0.52%

Ratio of net charge-offs to average loans held for investment	0.00%	0.01%	N/A	N/A	N/A

(1)	We acquired the Bank on December 22, 2000 and Hawthorne on June 4, 2004.

The increase in the allowance for loan losses as a percent of total loans held for investment in 2004 is entirely due to the allowance balance acquired in the Hawthorne transaction in June 2004. Net recoveries during the year ended 2004 were primarily attributable to consumer loans. As of the date of acquisition, management determined the allowance acquired was sufficient to cover estimated losses in the loan portfolio acquired. Since the acquisition of Hawthorne, we have incorporated the acquired loans into the allowance methodology used by the Bank and evaluate the allowance on an ongoing basis based on the total loan portfolio. Based on our quarterly comprehensive asset quality reviews, we determined a provision for loan losses was not required for the year ended December 31, 2004.

The following table sets forth information concerning the allocation of our allowance for loan losses, which is maintained on our loans held for investment portfolio, by loan category at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single family residential loans	$9,509	21.3%	$8	0.3%	$8	0.9%	$14	4.1%	$46	24.5%
Multi-family residential loans	15,502	60.6	2,998	88.9	2,000	84.7	752	79.3	234	57.6
Commercial real estate loans	4,974	10.6	783	10.3	579	12.3	237	12.5	107	13.1
Construction loans	5,134	5.7	—	—	—	—	—	—	—	—
Land loans	1,450	1.4	—	—	—	—	—	—	—	—
Commercial business loans	200	0.4	153	0.5	129	2.1	104	4.1	32	4.7
Consumer loans	66	—	—	—	—	—	—	—	1	0.1

Total	$36,835	100.0%	$3,942	100.0%	$2,716	100.0%	$1,107	100.0%	$420	100.0%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in our loans held for investment portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy require: (1) a quarterly analysis of allowance amounts performed by management; (2) approval by the Bank’s board of directors of the quarterly analysis; and (3) allocation of the allowance into general and specific valuation allowance categories.

Our internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the Bank’s Internal Asset Review Committee on a quarterly basis and submitted to the board of directors for approval. The Internal Asset Review Committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. Our current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into the following pools of loans: (1) single family residential loans; (2) consumer loans; (3) multi-family loans with a principal balance less than $1 million; and (4) commercial and industrial real estate loans with a principal balance less than $750,000. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5. In addition, certain loans are identified for review on an individual basis for determination of impairment and calculation of specific valuation allowances in accordance with SFAS No. 114. Unique loan categories or loan types that are initially excluded from the homogenous loan pools and reviewed individually for impairment include: (1) multi-family loans with a principal balance greater than $1 million; (2) commercial and industrial real estate loans with a principal balance greater than $750,000; (3) construction income property loans; (4) construction single family residential loans; (5) land loans; and (6) commercial business loans and lines of credit. If management determines impairment, as defined by SFAS No. 114, does not exist then the loans reviewed individually are included in the loan pools used to calculate the general valuation allowance.

The general valuation allowance is derived by analyzing the historical loss experience and asset quality within each homogeneous loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. We utilize a loan grading system with five classification categories, including assets classified as Pass which is divided into four risk grade levels, based upon credit risk characteristics and we categorize each loan asset by risk grade allowing for a more consistent review of similar loan assets. A loss factor is applied to each risk graded loan segment.

Loss factors for each risk graded loan segment are based on historical actual loss rates experienced by the Bank as compared to peer institutions, national and regional averages published by the OTS, adjusted for loan portfolio seasoning and other qualitative environmental factors. Given that we have experienced minimal losses in our own portfolio over the past five years, we utilize peer group statistics, including OTS data on a nationwide and local basis, to validate the loss factors applied to our various loan segments. In addition, we consider the following qualitative environmental elements in determining the loss factors used in calculating the general valuation allowance: the levels of and trends in past due, non-accrual and impaired loans; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

We also review loans individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Loans are reviewed individually on an annual basis. In addition classified assets are reviewed at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. We complete an impairment analysis with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. A loan is determined to be impaired if management determines the recovery of the Bank’s gross investment is not probable. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment under SFAS No. 114, management assesses the current operating statements requested from the borrower (although they are not always received from the borrower), the property’s current and past performance, the borrower’s ability (defined as capacity, willingness and rationale) to repay, and the overall condition and estimated value of the collateral. If a loan is deemed impaired, a specific valuation allowance is applied equal to the amount the Bank’s total investment in the carrying value of the loan exceeds the fair value of the collateral. The fair value of impaired loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Our overall asset quality remained sound, as supported by our internal risk rating process. The multi-family and commercial real estate loan portfolios are more seasoned and are closely monitored by a comprehensive asset quality review and asset classification process. However, with the acquisition of Hawthorne, our loan portfolio was more diversified in 2004 as compared to prior years. Single family residential loans as a percent of total loans increased to 21.3% in 2004 from 0.3% in 2003. In addition, as of December 31, 2004, construction and land loans comprise 7.1% of total loans. Given this change in credit concentration of the loan portfolio, the allowance was reassessed. The most significant changes in the credit concentrations of the loan portfolio from December 31, 2003 to December 31, 2004 occurred in the single family and multi-family portfolios, resulting in an increase in the allocation of allowance to single family loans from 0.2% to 25.8% of the total allowance, respectively, while the allowance allocated to the multi-family loan segment decreased from 76.1% to 42.1% of the total allowance, respectively.

The allowance requirement for any loan segment could be different in the future as the quantitative and qualitative factors change. Consequently, provision levels may also be influenced by changes in the quantitative and qualitative factors quarter over quarter. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Investment Activities

We hold securities at the Bank and Commercial Capital Bancorp. At December 31, 2004, our consolidated securities portfolio amounted to $491.3 million, $1.9 million of which was held at Commercial Capital Bancorp and

$489.4 million of which was held at the Bank. We acquire securities for liquidity purposes and to further deploy our equity, and thereby enhance our return on equity. These securities generally provide a high degree of cash flow.

The Bank’s securities portfolio is managed in accordance with policies set by the Bank’s Asset/Liability Committee (“ALCO”). Specific day-to-day transactions affecting the securities portfolio are managed by the Bank’s chief executive officer and treasurer in accordance with its Investment Policy. The Bank’s Treasury Committee periodically reviews the securities portfolio and related transactions. These securities activities are also reviewed quarterly or more often, as needed, by the Bank’s ALCO. The Bank’s securities position is reported to the Bank’s board of directors each month and a summary of the Bank’s ALCO meetings is reported to the Bank’s board of directors at least quarterly.

The Investment Policy, which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the Bank’s board of directors, authorizes the Bank to invest in a variety of highly liquid, investment grade fixed-income, U.S. government and agency securities and other investment securities, subject to various limitations. The Investment Policy limits the amount the Bank can invest in various types of securities, places limits on average lives and durations of the Bank’s securities, limits the securities dealers that the Bank can conduct business with, and requires approval from a member of the Bank’s executive committee with respect to any investment other than U.S. government and U.S. government agency securities (including mortgage-backed securities) and municipal obligations. In addition, the Bank’s treasurer is prohibited from buying or selling any one security that is $5.0 million or greater without the approval of a member of the Bank’s executive committee, and is prohibited from buying or selling any one security that is $25.0 million or greater without approval from two members of the Bank’s executive committee.

Although our policies permit us to invest in any investment grade securities, as of December 31, 2004, all of our investments have consisted of AAA-rated mortgage-backed securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises. At December 31, 2004, our consolidated securities portfolio consisted of $491.3 million of mortgage-backed securities and are all classified as available-for-sale.

Mortgage-backed securities, which are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single family or multi-family mortgages, which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as us. Such U.S. government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, are primarily Freddie Mac, Fannie Mae and Ginnie Mae. Of our total consolidated investment in mortgage-backed securities at December 31, 2004, $272.8 million consisted of Fannie Mae pass-through certificates, $216.9 million consisted of Freddie Mac pass-through certificates and $1.6 million consisted of Ginnie Mae pass-through certificates.

The following table sets forth additional information regarding the duration of our mortgage-backed securities available-for-sale as of December 31, 2004:

Amount	Percent	Original Maturity in Years	Weighted Average Remaining Term to Maturity in Years	Duration in Years
(Dollars in thousands)
$265,870	54.1%	30	29.1	3.1
177,097	36.1	15	12.9	4.0
48,298	9.8	20	18.1	3.9

$491,265	100.0%

At December 31, 2004, all of our securities with original terms to maturity of 30 years are seasoned hybrid adjustable-rate securities with an original fixed rate of interest for a term of 5 or 7 years, adjusting to a current market rate index, either one-year CMT or one-year LIBOR, plus a margin thereafter. The rates on the seasoned 20-year and seasoned 15-year securities remain fixed to maturity.

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

The following table sets forth the activity in our consolidated securities portfolio for the years indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Securities at beginning of year	$560,729	$310,074	$119,685
Acquisition of securities in connection with the acquisition of Hawthorne	331,135	—	—
Transfer from loans receivable	26,978	—	—
Purchases	183,690	737,426	337,406
Sales	(510,226)	(326,146)	(102,261)
Repayments and prepayments	(100,396)	(152,097)	(51,983)
Change in unrealized gain/loss on available-for-sale securities	(645)	(8,528)	7,227

Securities at end of year	$491,265	$560,729	$310,074

The securities acquired in the Hawthorne acquisition, $331.1 million, were subsequently sold by us, in conjunction with the prepayment of an equal amount of Hawthorne’s FHLB advance portfolio, to unwind an unfavorable wholesale leverage position. In addition, we securitized $27.0 million of Hawthorne’s single family residential loans, transferred the mortgage-backed securities into the securities portfolio and subsequently sold them.

Sources of Funds

General.    The Bank’s primary sources of funds for use in its lending and investing activities consist of: deposits; advances from the FHLB of San Francisco; reverse repurchase agreements; federal funds purchased; and sales of, maturities and principal and interest payments on loans and securities. CCM’s primary sources of funds for use in its lending activities consist of its warehouse line of credit. Commercial Capital Bancorp’s primary sources of funds for use in its investing activities consist of sales of, maturities and principal repayments on securities. In addition, proceeds raised from sales of common stock and the issuance of junior subordinated debentures to unconsolidated trust subsidiaries have been downstreamed primarily into the Bank or used by the Commercial Capital Bancorp for its stock buyback program. We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective and consistent with our asset and liability management policies.

Deposits.    The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising. The Bank also utilizes the services of deposit brokers to attract certain jumbo certificates of deposit. Some of the Bank’s jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank and through the Internet. However, with the acquisition of Hawthorne in June 2004, the Bank has continued its focus towards growth in transaction accounts.

The Bank attempts to price its deposit products in order to promote deposit growth and satisfy the Bank’s liquidity requirements and offers a variety of deposit products in order to satisfy its clients’ needs. The Bank’s current deposit products include consumer and business checking, savings, and money market deposit accounts; fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 30 days to five years; individual retirement accounts; and certificates of deposit consisting of jumbo (generally greater than or equal to $100,000) certificates, brokered certificates and public deposits.

As of December 31, 2004, we had $1.03 billion of certificates of deposit, consisting of $487.9 million of jumbo certificates and $93.2 million of brokered certificates. Our focus during the last three years has been the growth in transaction deposit accounts. Prior to the acquisition of Hawthorne, the Bank had successfully transitioned its deposit mix to approximately 65% of transaction accounts. Hawthorne, with a larger deposit base at the time of acquisition, had a smaller percentage of transaction accounts. At December 31, 2004, our transaction accounts totaled $1.23 billion, or 54.5% of total deposits. Business deposits accounted for 29.3% of total transaction accounts at December 31, 2004. Included in business deposits is approximately $151.6 million, or 6.7% of total deposits, from TIMCOR. On February 17, 2005, we acquired TIMCOR. See “Business—Recent Developments”. At December 31, 2004, the Bank had four deposits from the State of California that amounted to $295.0 million in the aggregate, which totaled 13.1% of total deposits and are scheduled to mature between January 31, 2005 and March 31, 2005. However, all deposits from the State of California that have matured have also been renewed for similar terms.

The Bank operates banking offices located in Westlake Village (Ventura County), Tarzana, Malibu, Beverly Hills, Baldwin Hills, Westchester, Hawthorne, Manhattan Beach, Gardena, Hermosa Beach, Torrance, Redondo Beach (Los Angeles County), Orange, Irvine, Rancho Santa Margarita (Orange County), Riverside (Riverside County), La Jolla, Del Mar and San Diego (San Diego County). The Bank will opportunistically consider further de novo branch expansion if and when management believes that such expansion will enhance our franchise, including in Northern California where the Bank has a lending presence. In March 2005, we opened a banking office in San Mateo, California, which is our first in Northern California. By mid-2005, we plan to open a banking office located in Newport Coast, California.

In 2004, we continued to execute a significant shift in our deposit strategy, moving away from the wholesale deposit and other borrowing sources predominately used in prior years and concentrating on the expansion of our traditional retail franchise through both acquisition and de novo branches. Our retail product set has expanded to include a wider array of business and consumer checking, savings and certificate of deposit products in addition to our money market products. Since December 31, 2001, the Bank has increased its emphasis on attracting retail deposits from both business and retail relationships located throughout Orange, San Diego, Riverside and Los Angeles counties in California. In 2004, the fifteen banking offices acquired in the Hawthorne transaction contributed a deposit base totaling $1.75 billion in total deposits, before purchase accounting adjustments, which was comprised of $746.6 million in transaction accounts and $1.01 billion in certificates of deposit. In addition, we grew our retail franchise organically through opening new banking offices located in Malibu and Beverly Hills, California.

We are focused on gathering deposits from borrower client relationships developed through our multi-family and commercial lending activities. We have been successful in attracting deposits from those businesses involved in our lending activities. These businesses include property management companies, community associations, title and escrow companies, law firms and other middle-market businesses. During the fourth quarter of 2003, the Bank formed the Financial Services Group, a new business deposit division within Relationship Banking, to focus on attracting deposits from these real estate related and middle market businesses. As of December 31, 2004, the Financial Services Group attracted $70.8 million of deposits which were predominantly transaction accounts.

The following table shows the distribution of and other information relating to our deposits by type as of the dates indicated.

	At December 31,
	2004		2003		2002
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits-noninterest bearing	$97,931	4.3%	$12,125	1.9%	$6,174	2.0%
Demand deposits-interest bearing	78,003	3.5	942	0.1	731	0.2
Money market checking	473,344	21.0	372,273	57.7	176,194	56.4
Money market savings	245,306	10.9	—	—	—	—
Savings accounts	336,474	14.9	2,700	0.4	2,109	0.7

Total transaction accounts	1,231,058	54.6	388,040	60.1	185,208	59.3

Certificates of deposit:
90-day	34,887	1.6	1,191	0.2	1,254	0.4
180-day	92,349	4.1	1,284	0.2	9,984	3.2
One-year	206,685	9.2	18,298	2.8	39,889	12.8
Over one-year	108,856	4.8	60,667	9.4	14,396	4.6
Jumbo certificates	487,865	21.6	108,126	16.8	43,506	13.9
Brokered certificates	93,161	4.1	67,990	10.5	18,042	5.8

Total certificate accounts	1,023,803	45.4	257,556	39.9	127,071	40.7

Total deposits(1)	$2,254,861	100.0%	$645,596	100.0%	$312,279	100.0%

(1)	Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $1.9 million as of December 31, 2004.

The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more at December 31, 2004.

Amount
(Dollars in thousands)
Certificates of deposit maturing:
Three months or less	$381,976
Over three through six months	68,671
Over six through twelve months	91,712
Over twelve months	38,667

Total(1)	$581,026

(1)	Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $1.9 million as of December 31, 2004.

The following table sets forth, by various interest rate categories, our certificates of deposit at the dates indicated.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
0.00% to 2.99%	$966,734	$252,415	$101,028
3.00 to 3.99	16,835	4,666	22,773
4.00 to 4.99	36,400	99	1,957
5.00 to 6.99	3,834	365	1,302
7.00 and higher	—	11	11

Total(1)	$1,023,803	$257,556	$127,071

(1)	Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $1.9 million as of December 31, 2004.

The following table sets forth the amount and remaining maturities of our certificates of deposit at December 31, 2004.

	Six Months and Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(Dollars in thousands)
0.00% to 2.99%	$681,502	$182,053	$94,223	$8,454	$502
3.00 to 3.99	4,574	5,268	3,581	3,264	148
4.00 to 4.99	10,286	—	3,563	22,149	402
5.00 to 6.99	947	1,272	921	596	98
7.00 and higher	—	—	—	—	—

Total(1)	$697,309	$188,593	$102,288	$34,463	$1,150

(1)	Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $1.9 million as of December 31, 2004.

Borrowings.    Commercial Capital Bancorp and the Bank utilize borrowings to fund their respective operations. The Bank uses FHLB advances, reverse repurchase agreements and federal funds (“fed funds”) purchased. In addition, we have issued junior subordinated debentures to unconsolidated trust subsidiaries, the proceeds of which were contributed to the Bank or used by Commercial Capital Bancorp for general corporate purposes, including its stock buyback program.

The Bank obtains advances from the FHLB of San Francisco based upon the pledging of some of its mortgage loans and other assets, provided that standards related to the creditworthiness of the Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Such borrowings have generally been used to fund lending activities or the purchase of mortgage-backed securities and have been collateralized with a pledge of loans, securities in the Bank’s portfolio or any securities purchased with such borrowings. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, the Bank had access to $2.53 billion in borrowings from the FHLB of San Francisco, and had outstanding a total of 76 FHLB of San Francisco advances aggregating $1.86 billion, excluding net acquisition premiums of $649,000, as of such date. The Bank’s FHLB advances mature between 2005 and 2011. Of the Bank’s FHLB advances, $27.0 million have an original ten-year maturity but can be redeemed by the FHLB of San Francisco at its option on a quarterly basis. At December 31, 2004, the Bank’s FHLB of San Francisco advances had a weighted average interest rate of 2.20%.

The Bank purchases fed funds from the FHLB of San Francisco and other correspondent banks. Fed funds purchased from the FHLB of San Francisco are considered in determining our total remaining borrowing capacity but do not require collateral. The Bank maintains lines of credit with other correspondent banks to purchase fed funds as business needs dictate. Fed funds purchased are short term in nature and utilized to meet short term funding needs. As of December 31, 2004 we had an outstanding fed funds purchased balance with the FHLB of San Francisco and Union Bank of $61.0 million and $40.0 million, respectively, that both matured on January 3, 2005. In addition, we had unused available credit with one other correspondent bank totaling $15.0 million as of December 31, 2004.

The Bank also obtains funds from the sale of securities to investment dealers under reverse repurchase agreements. In a reverse repurchase agreement transaction, mortgage-backed securities are sold at a determined market price with a discount applied based upon the maturity of the agreement. Simultaneously, the applicable party agrees to repurchase either the same or a substantially identical security on a specified later date, which ranges in maturity from overnight to six months, at a price equal to the original sales price. The remaining proceeds, after the discount is subtracted from the market price, represents the amount of the borrowing. The mortgage-backed securities underlying such agreements are delivered to the counter-party dealer for safe keeping. Although the specific mortgage-backed security that was delivered to the dealer is generally returned upon maturity of the agreement, the dealer retains the right to sell, loan or otherwise dispose of the securities in the normal course of its business operations. Upon such an event, the dealer is obligated to return a substantially identical mortgage-backed security to the borrower. Reverse repurchase agreements represent a low cost source of funding for us. Nevertheless, we are subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, we only deal with large, well-established investment banking firms who offer us competitive rates and terms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of securities, and the obligations to repurchase such securities are reflected as a liability in our consolidated financial statements. As of December 31, 2004, we had no reverse repurchase agreements outstanding.

CCM’s loan originations are funded by a warehouse line of credit provided by GMAC/Residential Funding Corporation, or RFC. At December 31, 2004, CCM was permitted to borrow up to $100.0 million under its warehouse line, none of which was drawn upon and outstanding as of such date. The warehouse line is used by CCM to fund loan commitments and must generally be repaid within 90 days after the loan is closed in the case of a loan committed to be purchased by a buyer (or 180 days in the case of loans which are not committed to be purchased by a buyer) or when CCM receives payment from the sale of the funded loan, whichever occurs first. Until such sale closes, the warehouse line provides that the funded loan is pledged to secure the outstanding borrowings. The warehouse line is also collateralized by a general assignment of mortgage payments receivable and other assets relating to CCM’s mortgage loans. CCM currently pays interest at one month LIBOR plus 100 basis points.

The RFC warehouse line imposes various covenants and restrictions on CCM’s operations, including maintenance of a minimum level of net worth, minimum levels and ratios with respect to outstanding indebtedness and liquidity, restrictions on the ability of CCM to engage in some transactions with affiliated entities and restrictions on the amount of dividends which can be declared and paid by CCM to Commercial Capital Bancorp on its common stock. Management believes that as of December 31, 2004, CCM was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations. This warehouse line is renewable annually with the next expiration date on August 31, 2005. However, subsequent to December 31, 2004, the warehouse line agreement was amended to reduce CCM’s available line of credit to $60 million effective February 1, 2005. The reduction in the available line of credit was requested by us due to the decline in the activities of CCM.

We have also obtained funds through the issuance of junior subordinated debentures to unconsolidated trust subsidiaries. Through December 31, 2004, we have organized eight statutory business trusts, including three in

2004, and assumed four statutory business trusts in conjunction with the acquisition of Hawthorne in 2004, all of which are collectively referred to as the “Trusts”. The Trusts are accounted for as unconsolidated subsidiaries of the Company, in accordance with FIN 46R, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated deferrable interest debentures issued by the Commercial Capital Bancorp. During the year ended December 31, 2004, Commercial Capital Bancorp issued $25.8 million in junior subordinated debentures to three Trusts, which included $774,000 of common securities retained by the Company. The Trusts were able to purchase the junior subordinated debentures through the issuance of trust preferred securities with substantially identical terms as the junior subordinated debentures in three separate private placements. Net proceeds of $25.0 million were either contributed to the Bank or used by Commercial Capital Bancorp for its stock buyback program. As a result of the Hawthorne acquisition, the Company acquired four series of junior subordinated debentures totaling $52.6 million, excluding an initial acquisition premium of $2.9 million. At December 31, 2004, we had an aggregate of $132.5 million junior subordinated debentures outstanding, excluding acquisition premium of $2.6 million. The terms of junior subordinated debentures can be found in note 12 to the Company’s audited consolidated financial statements, set forth in Item 8 hereof. As of December 31, 2004, the weighted average interest rate being paid on our junior subordinated debentures was 5.91%. At December 31, 2004, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $7.8 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $6.8 million at December 31, 2004. On February 7, 2005, the Company organized its ninth statutory business trust and issued an additional $15.5 million in junior subordinated debt thereto. The following table sets forth information regarding our short-term borrowings at or for the periods indicated.

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Commercial Capital Bancorp:
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$945	$4,778
Maximum amount outstanding at any month-end during the year	—	3,452	4,987
Balance outstanding at end of year	—	—	3,798
Average interest rate at end of year	—%	—%	1.37%
Average interest rate during the year	—	1.30	1.80
CCM:
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$41,488	$56,856
Maximum amount outstanding at any month-end during the year	—	78,490	74,560
Balance outstanding at end of year	—	—	71,893
Average interest rate at end of year	—%	—%	1.38%
Average interest rate during the year	—	1.29	1.78
Warehouse line of credit:
Average balance outstanding	$4,089	$35,533	$37,909
Maximum amount outstanding at any month-end during the year	12,793	71,098	66,785
Balance outstanding at end of year	—	13,794	16,866
Average interest rate at end of year	—%	2.13%	2.75%
Average interest rate during the year	2.15	2.48	2.97

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
The Bank:
FHLB advances:
Average balance outstanding	$1,398,274	$544,944	$188,027
Maximum amount outstanding at any month-end during the year	2,022,595	822,519	289,139
Balance outstanding at end of year	1,856,349	822,519	289,139
Average interest rate at end of year	2.20%	1.83%	2.77%
Average interest rate during the year	1.98	2.01	3.28
Securities sold under agreements to repurchase:
Average balance outstanding	$26,357	$44,253	$44,519
Maximum amount outstanding at any month-end during the year	146,124	128,295	85,480
Balance outstanding at end of year	—	74,475	35,302
Average interest rate at end of year	—%	1.15%	1.38%
Average interest rate during the year	1.12	1.27	1.81
Fed funds purchased
Average balance outstanding	$19,021	$—	$—
Maximum amount outstanding at any month-end during the year	101,000	—	—
Balance outstanding at end of year	101,000	—	—
Average interest rate at end of year	2.25%	—%	—%
Average interest rate during the year	1.88	—	—

Subsidiary and Other Affiliate Activities

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

ComCap executes fixed income and mortgage-backed securities transactions for our institutional clients. Noninterest income generated by ComCap primarily consists of commission income generated by mark-ups or mark-downs on executed purchases and/or sales transactions completed for our clients. ComCap does not own an inventory, or act as principal in securities transactions, but instead acts as an agent, thereby reducing its risk exposure. ComCap pays commissions to its employees. ComCap has contributed $7,000 of revenues during the year ended December 31, 2004 compared to $171,000 for December 31, 2003. The decline in revenue is due to fewer transactions being generated by our client base.

Clearinghouse NMTC (SUB 2), LLC

On July 26, 2004, the Bank acquired a $10.0 million equity investment in Clearinghouse NMTC (SUB 2), LLC (“NMTC Fund 2”), representing majority ownership. NMTC Fund 2 invests in low-income community projects that qualify under the new markets tax credit provision of the Internal Revenue Code of 1986. NMTC Fund 2 is a consolidated subsidiary of the Bank and it will earn annual tax credits over the next seven years. We recognized $500,000 in tax credits related to this investment for the year ended December 31, 2004.

Commercial Capital Asset Management, Inc.

Commercial Capital Asset Management, Inc. (“CCAM”) was formed during 2003 in order to provide asset management services to investment funds to be made available to accredited investors. While CCAM has been organized, it has not conducted any business to date.

Employees

As of December 31, 2004, we had 366 full-time and 39 part time employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

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

Activities Restrictions.    Our activities and the activities of our subsidiaries, other than the Bank or any other SAIF-insured savings association we may hold in the future, are subject to restrictions applicable to bank holding companies. Bank holding companies are prohibited, subject to exceptions, from engaging in any business or activity other than a business or activity that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that specified activities satisfy this closely related to banking standard. These activities include operating a mortgage company, such as CCM, finance company, credit card company, factoring company, trust company or savings association; performing specified data processing operations; providing limited securities brokerage services, acting as an investment or financial advisor; acting as an insurance agent for specified types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing specified courier services. The Federal Reserve Board also has determined that specified other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking nor a proper incident thereto. Legislation enacted in 1999 has expanded the types of activities that may be conducted by qualifying holding companies that register as “financial holding companies.” See “—Other Banking Legislation—Financial Services Modernization Legislation”.

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

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, as of December 31, 2004, SAIF members pay zero to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2004 of approximately $0.0146 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements and Prompt Corrective Action.    The prompt corrective action regulation of the OTS requires mandatory actions and authorizes other discretionary actions to be taken by the OTS against a savings association that falls within undercapitalized capital categories specified in the regulation.

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2004, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement and, as shown under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” in Item 7 hereof, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 2004.

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

Loans-to-One-Borrower Limitations.    Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus for the purpose of developing residential housing, provided:

•	the purchase price of each single family dwelling in the development does not exceed $500,000;

•	the savings association is in compliance with its fully phased-in capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

At December 31, 2004, the Bank’s loans-to-one-borrower limit was $61.4 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, the Bank’s largest single lending relationship had an outstanding balance of $38.1 million, and consisted of 5 loans secured by multi-family residential real estate located in California, each of which was performing in accordance with its terms.

Qualified Thrift Lender Test.    Savings associations must meet a qualified thrift lender, or QTL, test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2004, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions.    Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. Commercial Capital Bancorp, CCM, and ComCap are each considered to be affiliates of the Bank.

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

Community Reinvestment Act and the Fair Lending Laws.    Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on an examination conducted for the period July 1, 2000 through December 31, 2003, the Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

Federal Home Loan Bank System.    The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Prior to April 1, 2004, as a FHLB member the Bank was required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

Effective April 1, 2004, the FHLB of San Francisco implemented a new capital plan which, among other things, revised the member stock ownership requirements. The new capital plan required the Bank to own capital stock in the FHLB in an amount equal to the greater of:

•	its membership stock requirement which is initially capped at $25.0 million; or

•	the sum of 4.70% of its outstanding advances and 5.00% of its outstanding loans purchased and held by the FHLB of San Francisco.

The Bank’s required investment in FHLB stock, based on requirements in place and financial data as of December 31, 2004, was $87.3 million. At December 31, 2004, the Bank had $96.0 million of FHLB San Francisco stock.

Federal Reserve System.    The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against certain transaction accounts (i.e. savings, money market and demand deposit accounts) and non personal time deposits. At December 31, 2004, the Bank was in compliance with these requirements.

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

Other Banking Legislation

USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The following table sets forth information with respect to our offices at December 31, 2004. Two of our office locations are wholly owned (as indicated below) while all remaining locations are leased.

Office Location	Lease Expiration Date

9454 Wilshire Boulevard Beverly Hills, CA 90212(2)	September 29, 2008

875 Mahler Road, Suite 174, Burlingame, CA 94010(1)	April 30, 2005

201 Corte Madera Avenue, Corte Madera, CA 94925(1)	Month-to-Month

2381 Rosecrans Avenue El Segundo, CA 90245(1)	November 30, 2005

16830 Ventura Boulevard, Suite #211, Encino, CA 91436(1)	October 31, 2008

1727 W. Artesia Boulevard Gardena, CA 90248(2)	December 31, 2006

13780 Crenshaw Boulevard Gardena, CA 90249(6)	June 30, 2007

450 N. Brand Boulevard, Suite 600, Glendale, CA 91203(1)	July 31, 2005

13001 Hawthorne Boulevard Hawthorne, CA 90250(2)(3)	N/A

1309 Hermosa Avenue Hermosa Beach, CA 90254(2)	January 7, 2006

5665 Alton Parkway Irvine, CA 92618(2)	April 1, 2013

8105 Irvine Center Drive, 15th Floor, Irvine, CA 92618(1)	November 30, 2009

Northpark Plaza, 3947 Irvine Boulevard Irvine, CA 92602(2)	October 31, 2012

One Venture, 3rd Floor, Irvine, CA 92618(5)	February 28, 2005

7825 Fay Avenue, Suite 100, La Jolla, CA 92037(1)(2)	July 31, 2011

3717 S. LaBrea Avenue Los Angeles, CA 90016(2)	October 31, 2006

7151 W. Manchester Boulevard Los Angeles, CA 90045(2)(3)	N/A

Office Location	Lease Expiration Date

11755 Wilshire Boulevard, Suite 2340, Los Angeles, CA 90025(1)	June 30, 2007

3825 Cross Creek Road Malibu, CA 90265(2)	May 31, 2019

2600 Sepulveda Boulevard Manhattan Beach, CA 90266(2)(4)	October 30, 2009

480 Third Street Oakland, CA 94607(1)	Month-to-Month

1409 W. Chapman Avenue, #A, Orange, CA 92868(2)	October 20, 2005

22312 El Paseo, Suite E, Rancho Santa Margarita, CA 92688(2)	June 30, 2007

1765 S. Elena Avenue Redondo Beach, CA 90277(2)	March 31, 2007

1299 University Avenue, Suite 105, Riverside, CA 92506(1)(2)	December 13, 2013

3550 Rosecrans Street, #D, San Diego, CA 92110(2)	October 31, 2005

3830 Valley Center Drive San Diego, CA 92130(2)	October 31, 2007

1231 E. Dyer Road, Suite 100, Santa Ana, CA 92705(6)	June 30, 2009

19300 Ventura Boulevard Tarzana, CA 91356(2)(4)	January 31, 2010

21241 S. Hawthorne Boulevard Torrance, CA 90503(2)	August 31, 2005

973 S. Westlake Boulevard Westlake Village, CA 91361(2)	June 30, 2010

During 2004, we entered into lease agreements for the Bank’s proposed San Mateo and Newport Coast banking offices. The San Mateo office, which opened in March 2005, is located at 1200 Park Place, Suite 150, San Mateo, CA 94403. The lease period began on February 1, 2005 and expires on March 31, 2010. The Newport Coast banking office will be located at 7772 E. Coast Highway, Newport Coast, CA 92657. The lease period is five years with the beginning and expiration dates to be determined.

(1)	Loan origination office.
(2)	Bank office.
(3)	Building and land are owned by the Company.
(4)	Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.
(5)	Former headquarters.
(6)	Back-office and operations office

Item 3.	Legal Proceedings

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

Stock Information

On December 20, 2002, the initial public offering of 10,000,000 shares of our common stock was completed. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002. The closing for the sale of an additional 750,000 shares of common stock issued pursuant to an over-allotment option granted to the underwriters on our public offering occurred on January 9, 2003. In June 2004, in connection with the Hawthorne acquisition, we issued 23,484,930 shares of common stock for Hawthorne’s outstanding shares. As of February 28, 2005, we had 55,743,493 shares of common stock outstanding, which included 340,630 contingent shares held in escrow, and approximately 485 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

On September 29, 2003, we completed a three-for-two stock split and on February 20, 2004, we completed a four-for-three stock split.

In May 2004, we announced a board approved repurchase plan, authorizing the repurchase of up to 2.5% of our pro-forma outstanding shares of common stock (giving effect to the acquisition of Hawthorne). Authorized repurchases under this plan are not to exceed $20 million and there was no time limit imposed on the repurchase plan. For the period ended December 31, 2004, we repurchased 831,700 shares at an average share price of $19.12. At December 31, 2004, the approximate dollar value of shares that may yet be purchased under this program was $4.1 million. The following table sets forth the repurchases of the Company’s common stock by month during the three months end December 31, 2004.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1—October 31	51,300	21.28	51,300	6,818,000
November 1—November 30	123,000	22.09	123,000	4,101,000
December 1—December 31	—	—	—	4,101,000

(1)	All of the shares repurchased during the quarter ended December 31, 2004 were repurchased under the Company’s first stock repurchase plan, approved by our board of directors on May 17, 2004 and announced on May 26, 2004.

The following table sets forth the high and low stock prices of our common stock for 2004 and 2003. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002 under the stock symbol “CCBI.”

2004	High	Low
Fourth quarter	$24.99	$20.68
Third quarter	24.25	16.76
Second quarter	23.98	14.70
First quarter	23.19	15.57

2003	High	Low
Fourth quarter	$16.85	$10.70
Third quarter	12.33	7.83
Second quarter	8.70	5.24
First quarter	5.57	3.95

Dividends

In July 2004, we announced the initiation of a cash dividend policy. We had not previously paid cash dividends on our common stock. The initial cash dividend of $0.04 per share, or an aggregate of $2.1 million, was paid on August 30, 2004. In October 2004, we declared a cash dividend of $0.05 per share with an aggregate cash value of $2.7 million, which was paid on November 29, 2004. Although we have not relied on the Bank’s ability to pay dividends to the Company, our ability to pay dividends may be restricted by the Bank’s ability to pay dividends to the Company. See “Business—Regulation of Commercial Capital Bank”.

Recent Sales of Unregistered Securities.

On March 31, 2004, our special purpose business trust, CCB Capital Trust VI, issued $10,000,000 of trust preferred securities in a private placement offering. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Capital Trust VI relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

On May 27, 2004, our special purpose business trust, CCB Capital Trust VII, issued $7,500,000 of trust preferred securities in a private placement offering. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Capital Trust VII relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

On June 22, 2004, our special purpose business trust, CCB Capital Trust VIII, issued $7,500,000 of trust preferred securities in a private placement offering. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and CCB Capital Trust VIII relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our historical consolidated financial statements and related notes included in Item 8 hereof and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 hereof.

On December 22, 2000, Commercial Capital Bancorp became the holding company for CCM and acquired approximately 90% of the Bank. Our reorganization of CCM as a subsidiary of the holding company was treated as a reorganization of entities under common control in a manner consistent with a pooling of interests for accounting purposes and, as a result, periods prior to December 22, 2000 have been restated to reflect such reorganization. Our acquisition of the Bank was treated as a purchase for accounting purposes. Consequently, information at and for the periods prior to December 22, 2000 consists of information relating to Commercial Capital Bancorp and CCM, while information at and for the periods after December 22, 2000 consists of information relating to Commercial Capital Bancorp, the Bank and CCM. Information at and for the years ended December 31, 2004, 2003 and 2002 also includes ComCap, which was acquired by Commercial Capital Bancorp on July 1, 2002. On June 4, 2004, we acquired Hawthorne. The acquisition was treated as a purchase for accounting purposes and Hawthorne’s operating results have been included in the consolidated financial information and the Bank’s segment financial information from June 4, 2004. In addition, the consolidated financial information and Bank segment financial information includes the results of operations of NMTC Fund 2. The Bank acquired a $10 million equity investment in NMTC Fund 2 on July 26, 2004.

	At or For the Year Ended December 31,(1)
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$5,023,924	$1,723,139	$849,469	$423,691	$181,507
Loans held for investment, net of allowance for loan losses	3,913,804	1,047,632	469,186	188,797	81,100
Loans held for sale	976	14,893	18,338	52,379	32,106
Securities(2)	491,265	560,729	310,074	119,685	38,628
Goodwill	357,367	13,035	13,035	13,014	13,950
Deposits	2,256,781	645,596	312,279	118,339	60,428
Securities sold under agreements to repurchase/ Federal funds purchased	101,000	74,475	110,993	78,752	14,535
Federal Home Loan Bank advances	1,856,349	822,519	289,139	128,690	47,095
Junior subordinated debentures/Trust preferred securities	135,079	52,500	35,000	15,000	—
Warehouse lines of credit	—	13,794	16,866	52,389	31,967
Total stockholders’ equity	625,216	102,042	77,603	26,802	24,753

Statement of Operations Data:
Interest income	$172,636	$66,174	$38,567	$15,879	$3,234
Interest expense	59,614	24,940	17,649	9,248	3,229

Net interest income	113,022	41,234	20,918	6,631	5
Provision for loan losses	—	1,286	1,609	686	—

Net interest income after provision for loan losses	113,022	39,948	19,309	5,945	5
Noninterest income	15,087	9,169	7,615	4,942	2,375
Noninterest expenses(3)	37,652	15,446	10,531	7,507	3,642

Income (loss) before income tax expense (benefit)	90,457	33,671	16,393	3,380	(1,262)
Income tax expense (benefit)	34,195	13,242	6,683	1,716	(740)

Income (loss) before minority interest	56,262	20,429	9,710	1,664	(522)
Income allocated to minority interest	—	—	—	108	—

Net income (loss)	$56,262	$20,429	$9,710	$1,556	$(522)

(Footnotes on following page)

	At or For the Year Ended December 31,(1)
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)

Per Share Data(4):
Earnings (loss) per share—Basic	$1.29	$0.70	$0.53	$0.09	$(0.06)
Earnings (loss) per share—Diluted	1.21	0.66	0.50	0.09	(0.06)
Weighted average shares outstanding—Basic	43,749,774	29,329,289	18,231,368	17,361,952	9,186,868
Weighted average shares outstanding—Diluted	46,351,889	31,111,208	19,457,836	18,007,712	9,186,868
Common shares outstanding at end of year	54,519,579	29,956,372	27,957,716	17,691,528	17,093,732
Book value per share	$11.47	$3.41	$2.78	$1.51	$1.45
Tangible book value per share(5)	4.80	2.97	2.31	0.78	0.63

Operating Data(6):
Loan originations	$1,850,029	$1,109,502	$760,745	$494,897	$314,948
Core loan originations(7)	1,689,702	959,182	688,759	410,784	271,339
Return on average assets	1.55%	1.57%	1.50%	0.66%	(1.06	) %
Return on average tangible assets(8)	1.65	1.59	1.53	0.70	(1.07)
Return on average stockholders’ equity	14.25	22.69	27.69	5.98	(18.82)
Return on average tangible stockholders’ equity(9)	31.14	26.53	44.06	12.51	(21.15)
Equity to assets at end of year	12.44	5.92	9.14	6.33	13.64
Tangible equity to assets at end of year	5.21	5.17	7.60	3.25	5.95
Tangible equity to tangible assets at end of year	5.62	5.20	7.72	3.36	6.45
Dividend payout ratio(10)	7.44	—	—	—	—
Interest rate spread(11)	3.29	3.21	3.32	2.60	(0.35)
Net interest margin(12)	3.40	3.30	3.39	3.08	0.01
Efficiency ratio(13)	28.09	28.06	33.74	58.40	153.03
General and administrative expenses to average assets(14)	0.99	1.09	1.49	2.88	7.43
Allowance for loan losses to loans held for investment at end of year	0.93	0.37	0.58	0.58	0.52
Nonperforming assets	$6,601	$129	$—	$—	$—
Net (recoveries)/charge-offs during the year	(8)	60	—	—	—

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital	11.11%	13.47%	19.43%	14.09%	12.16%
Total risk-based capital	12.21	13.87	20.03	14.73	12.72
Tier 1 leverage capital	8.01	7.97	11.97	7.89	6.85

(1)	Please refer to the lead-in to this table for information as to which of our companies are included in the financial data presented for each of the years shown.
(2)	At December 31, 2002, $308.0 million of our securities portfolio was classified as available-for-sale and $2.1 million was classified as held to maturity. For all other periods, all securities are classified as available-for-sale.
(3)	Includes non-cash stock compensation related to restricted stock award agreements entered into with certain executive officers of $117,000, $353,000, $139,000, $139,000 and $871,000 during the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(Footnotes continued on following page)

(4)	Per share data for all periods reflects the three-for-two stock split on September 29, 2003 and the four-for-three stock split on February 20, 2004.
(5)	Tangible book value is total stockholders’ equity less goodwill and core deposit intangible.
(6)	With the exception of end of year ratios, all average balances for 2004 consist of average daily balances, while certain average balances prior to 2004 for Commercial Capital Bancorp, CCM and ComCap consist of average month-end balances, and all ratios are annualized where appropriate.
(7)	Core loan originations represents total loan originations net of loans funded through our broker and conduit channels.
(8)	Average tangible assets are average total assets less average core deposit intangible and average goodwill.
(9)	Average tangible stockholders’ equity is average stockholders’ equity less average core deposit intangible and average goodwill.
(10)	Dividend payout ratio is dividends declared per share divided by diluted earnings per share. No dividends were paid prior to 2004.
(11)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(12)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(13)	Efficiency ratio represents noninterest expenses, excluding amortization of goodwill and core deposit intangible and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income.
(14)	General and administrative expenses excludes amortization of goodwill and core deposit intangible and loss on early extinguishment of debt.

The summary quarterly consolidated financial information set forth below is derived from our unaudited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The summary quarterly consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, our historical consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 hereof.

	At or For the Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$5,023,924	$4,966,776	$4,743,850	$1,959,656	$1,723,139	$1,449,588	$1,411,821	$1,172,879
Loans held for investment, net of allowance for loan losses	3,913,804	3,862,582	3,647,931	1,196,925	1,047,632	857,088	696,955	572,844
Loans held for sale	976	17,620	983	3,079	14,893	26,514	54,890	76,994
Securities(1)	491,265	486,220	499,846	506,782	560,729	448,960	581,207	446,891
Goodwill	357,367	357,367	357,367	13,035	13,035	13,035	13,035	13,035
Deposits	2,256,781	2,298,642	2,443,937	736,300	645,596	566,410	529,567	408,045
Securities sold under agreements to repurchase/ Fed funds	101,000	57,000	—	58,502	74,475	—	68,840	134,488
Federal Home Loan Bank advances	1,856,349	1,831,798	1,550,770	970,477	822,519	686,562	606,733	408,097
Junior subordinated debt/ Trust preferred securities	135,079	135,225	135,370	64,435	52,500	42,500	35,000	35,000
Warehouse line of credit	—	—	—	2,100	13,794	26,512	54,967	71,098
Total stockholders’ equity	625,216	608,708	582,821	113,760	102,042	96,102	91,346	84,785

Statement of Operations Data:
Interest income	$60,393	$56,987	$33,626	$21,630	$19,425	$17,060	$16,298	$13,391
Interest expense	21,925	19,110	10,751	7,828	7,062	6,252	6,299	5,327

Net interest income	38,468	37,877	22,875	13,802	12,363	10,808	9,999	8,064
Provision for loan losses	—	—	—	—	—	—	677	609

Net interest income after provision for loan losses	38,468	37,877	22,875	13,802	12,363	10,808	9,322	7,455
Noninterest income	6,690	3,615	2,965	1,818	1,434	1,486	3,034	3,215
Noninterest expenses	12,908	12,897	7,809	4,039	3,620	3,707	4,574	3,545

Income before income tax expense	32,250	28,595	18,031	11,581	10,177	8,587	7,782	7,125
Income tax expense	12,016	10,591	7,108	4,480	4,019	3,230	3,107	2,886

Net income	$20,234	$18,004	$10,923	$7,101	$6,158	$5,357	$4,675	$4,239

Per Share Data(2):
Earnings per share—Basic	$0.37	$0.34	$0.30	$0.24	$0.21	$0.18	$0.16	$0.15
Earnings per share—Diluted	0.36	0.32	0.28	0.22	0.19	0.17	0.15	0.14
Weighted average shares outstanding—Basic	54,399,694	53,625,568	36,729,282	30,018,996	29,917,584	29,609,168	29,131,024	28,642,292
Weighted average shares outstanding—Diluted	56,947,525	56,824,595	39,194,351	32,215,530	32,007,081	31,569,969	30,871,625	29,979,068
Common shares outstanding at end of period	54,519,579	54,361,762	53,126,308	30,100,472	29,956,372	29,859,865	29,275,728	28,709,716
Book value per share	$11.47	$11.20	$10.97	$3.78	$3.41	$3.22	$3.12	$2.95
Tangible book value per share(3)	4.80	4.51	4.13	3.35	2.97	2.78	2.67	2.50

(Footnotes on following page)

	At or For the Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in thousands)
Operating Data(4):
Loan originations	$540,783	$583,184	$466,690	$259,372	$304,039	$331,384	$207,128	$266,951
Core loan originations(5)	495,730	544,953	418,916	230,103	274,884	243,415	183,686	257,197
Return on average assets	1.61%	1.50%	1.57%	1.56%	1.56%	1.58%	1.48%	1.70%
Return on average tangible assets(6)	1.73	1.62	1.63	1.57	1.57	1.60	1.50	1.72
Return on average stockholders’ equity	13.06	12.02	17.66	26.30	24.83	23.84	21.08	20.60
Return on average tangible stockholders’ equity(7)	31.55	30.55	32.58	29.91	28.59	27.89	24.70	24.48
Equity to assets at end of period	12.44	12.26	12.29	5.81	5.92	6.63	6.47	7.23
Tangible equity to assets at end of period	5.21	4.94	4.62	5.14	5.17	5.73	5.55	6.12
Tangible equity to tangible assets at end of period	5.62	5.33	5.00	5.17	5.20	5.78	5.60	6.19
Dividend payout ratio(8)	13.89	12.50	—	—	—	—	—	—
Interest rate spread(9)	3.26	3.39	3.41	3.03	3.16	3.27	3.19	3.23
Net interest margin(10)	3.38	3.49	3.51	3.14	3.23	3.33	3.30	3.39
Efficiency ratio(11)	28.13	30.59	25.34	25.86	25.82	27.55	29.18	30.08
General and administrative expenses to average assets(12)	1.01	1.05	0.94	0.89	0.90	1.00	1.21	1.36
Allowance for loan losses to loans held for investment at end of period	0.93	0.94	1.00	0.33	0.37	0.46	0.57	0.58
Nonperforming assets	$6,601	$5,095	$5,255	$75	$129	$175	$205	$225
Net charge-offs/(recoveries) during the period	11	(15)	(2)	(2)	(4)	64	—	—

Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	11.11%	10.49%	10.36%	12.60%	13.47%	13.59%	14.54%	15.86%
Total risk-based capital ratio	12.21	11.59	11.50	12.90	13.87	14.04	15.11	16.43
Tier 1 leverage capital ratio	8.01	7.63	7.58	7.87	7.97	8.28	8.06	9.18

(1)	At March 31, 2003, $444.9 million, of our securities portfolio was classified as available-for-sale and $2.0 million was classified as held to maturity. For all other periods, all securities are classified as available-for-sale.
(2)	Per share data for all periods reflects the three-for-two stock split on September 29, 2003 and the four-for-three stock split on February 20, 2004.
(3)	Tangible book value is total stockholders’ equity less goodwill and core deposit intangible.
(4)	With the exception of end of period ratios, all average balances for 2004 periods consist of average daily balances, while certain average balances prior to 2004 for Commercial Capital Bancorp, CCM and ComCap consist of average month-end balances, and all ratios are annualized where appropriate.
(5)	Core loan originations represents total loan originations net of loans funded through our broker and conduit channels.
(6)	Average tangible assets are average total assets less average core deposit intangible and average goodwill.
(7)	Average tangible stockholders’ equity is total average stockholders’ equity less average core deposit intangible and average goodwill.
(8)	Dividend payout ratio is dividends declared per share divided by diluted earnings per share. There were no dividends paid prior to July 1, 2004.
(9)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11)	Efficiency ratio represents noninterest expenses, excluding amortization of core deposit intangible and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income.
(12)	General and administrative expenses exclude amortization of core deposit intangible and loss on early extinguishment of debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a diversified financial institution holding company, which conducts operations through the Bank, CCM and ComCap. On December 22, 2000, we completed a reorganization, pursuant to which we became the holding company for CCM. Immediately following this transaction, we acquired the Bank. Our reorganization with CCM was treated as a reorganization of entities under common control in a manner consistent with a pooling of interests for accounting purposes. Our acquisition of the Bank was treated as a purchase for accounting purposes. Consequently, financial information at and for the periods after December 22, 2000 consists of information relating to Commercial Capital Bancorp, the Bank and CCM. Information at and for the years ended December 31, 2004, 2003 and 2002 also includes ComCap, which was acquired by Commercial Capital Bancorp on July 1, 2002. Hawthorne was acquired on June 4, 2004, which was treated as a purchase for accounting purposes. Hawthorne’s operating results have been included in the consolidated financial information and the Bank’s segment financial information from June 4, 2004. In addition, the consolidated financial information and Bank segment financial information include the results of operations of NMTC Fund 2. The Bank made a $10 million equity investment in NMTC Fund 2 on July 26, 2004.

We conduct our primary operations through the Bank, which operates banking offices in Westlake Village (Ventura County), Tarzana, Malibu, Beverly Hills, Baldwin Hills, Westchester, Hawthorne, Manhattan Beach, Gardena, Hermosa Beach, Torrance, Redondo Beach (Los Angeles County), Orange, Irvine, Rancho Santa Margarita (Orange County), Riverside (Riverside County), La Jolla, Del Mar and San Diego (San Diego County), and lending offices, in Corte Madera, Burlingame, Oakland, Encino, Glendale, West Los Angeles, El Segundo, Irvine, Riverside, and San Diego, California. The banking office located in Malibu, California, was opened in June 2004 and the banking office in Beverly Hills, California was opened in October 2004.

In June 2004, we completed the acquisition of Hawthorne. We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits and operated through 15 branches. The acquisition of Hawthorne created $344.3 million of goodwill and core deposit intangible of $6.4 million. There were no branch closures in connection with the acquisition transaction and the conversion of core data processing systems occurred in October 2004.

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

As a result of our acquisition activity, goodwill and a core deposit intangible asset have been added to our balance sheet. While the core deposit intangible arising from our Hawthorne acquisition will be amortized over its estimated useful life of 10 years, the amortization of goodwill was discontinued for periods after December 31, 2001 in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is required to be evaluated for impairment at least annually. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including forecasts of future earnings, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill, which would result in a charge to our operations. The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life. If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a write-down would be taken of the core deposit intangible through a charge to earnings.

Operating Segments

Our primary operating segments consist of the Bank and CCM, each of which are separate operating subsidiaries. For total assets and statement of income information on our primary operating segments as of and for the years ended December 31, 2004, 2003 and 2002, see note 22 to our consolidated financial statements included in Item 8 hereof.

Changes in Financial Condition

General.    Total assets increased 192% from $1.72 billion at December 31, 2003 to $5.02 billion at December 31, 2004. The growth in total assets was primarily due to the acquisition of Hawthorne in June 2004, which added approximately $2.75 billion in total assets at closing. Loans held for investment, net of the allowance for loan losses, increased by $2.87 billion, or 274% primarily as a result of the acquisition of Hawthorne which added approximately $2.26 billion in loans. Also, we retained a larger amount of originated loans during 2004 due to the Realignment in 2003. Our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, decreased by $69.5 million, or 12%, during 2004. Total deposits have grown over 250% from $645.6 million at December 31, 2003 to $2.26 billion at December 31, 2004, primarily as a result of the $1.75 billion in deposits acquired in the Hawthorne acquisition. Borrowings, including FHLB advances, reverse repurchase agreements, fed funds and warehouse lines of credit, also increased by $1.13 billion during 2004. Our balance sheet growth has also been supported by retained earnings, the issuance of common stock and the issuance of junior subordinated debentures.

Cash and Cash Equivalents.    Cash and cash equivalents (consisting of cash and due from banks) amounted to $4.1 million at December 31, 2003 and $17.0 million at December 31, 2004. We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities. See “—Liquidity and Capital Resources.”

Securities.    We invest in mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, such as Ginnie Mae, Freddie Mac and Fannie Mae, as a means to enhance our returns, as well as to manage our liquidity and capital. Our securities portfolio amounted to $560.7 million, or 32.5% of our total assets, at December 31, 2003 and $491.3 million, or 9.8% of our total assets, at December 31, 2004. The decline in the securities portfolio as a percentage of total assets resulted from our strategy to reinvest cash flows from the securities portfolio into our higher yielding, adjustable rate loans, better positioning us to benefit from anticipated market interest rate increases. At December 31, 2003 and December 31, 2004, all of our securities consisted of U.S. government agency mortgage-backed securities except for a $100,000 investment in a U.S. government security at the prior year-end. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. At December 31, 2004, our entire securities portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. At December 31, 2004, our securities classified as available-for-sale had an aggregate of $3.0 million of unrealized losses. See “Business—Investment Activities” in Item 1 hereof.

Net Loans Held for Investment.    Net loans held for investment increased $2.87 billion, or 274%, from $1.05 billion at December 31, 2003 to $3.91 billion at December 31, 2004, primarily due to the $2.26 billion in loans acquired in the Hawthorne acquisition. In addition, the Realignment of the Bank in 2003 resulted in the Bank becoming the originator of our loans instead of CCM, and enabled the Bank to hold a significantly increased percentage of our core loan originations while further streamlining the lending process. Prior to the Realignment, the Bank was limited to acquiring less than 50% of CCM’s loan production due to affiliate transaction regulations governing purchases of loans from non-bank affiliates. For the year ended December 31, 2004, we retained for investment a record $1.69 billion, or 100%, of our core loan originations compared to $768.0 million, or 80%, for the year ended December 31, 2003. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae DUS lender, and our other broker and conduit channels. As of December 31, 2004, the multi-family and commercial real estate loans declined as a percentage of the total loans held for investment portfolio to 71.2% from 99.2% as of December 31, 2003. The shift in the mix of our loan portfolio was caused by the Hawthorne acquisition, which added single family residential, construction and land loans to our held for investment portfolio. As of December 31, 2004, the percentage of single family residential loans increased to 21.3% of total loans held for investment as compared to 0.3% as of December 31, 2003. Construction and land loans increased to 7.1% of the loan portfolio as of December 31, 2004, while in the prior years we did not participate in these types of lending activities. See “Business—Lending Activities” in Item 1 hereof.

Our average loan size for multi-family, commercial real estate, construction, land and single family residential loans held for investment portfolios at December 31, 2004 were $1.1 million, $1.2 million, $1.6 million, $1.2 million and $863,000, respectively.

Deposits.    Total deposits increased over 250% from $645.6 million at December 31, 2003 to $2.26 billion at December 31, 2004, as a result of the $1.75 billion in deposits acquired in the Hawthorne acquisition. Our emphasis continues to be gathering transaction accounts (i.e., savings accounts, money market accounts and demand deposits). Total deposits have declined since the Hawthorne acquisition as management focuses on growing its transaction accounts while allowing the higher cost, shorter duration time deposits to runoff. At December 31, 2004, transaction accounts amounted to $1.23 billion, or 54.5% of total deposits, as compared to $388.0 million, or 60.1% of total deposits, at December 31, 2003. The decline in the ratio of transaction accounts to total deposits at December 31, 2004 compared to December 31, 2003 is primarily due to the Hawthorne acquisition, which had a lower mix of transaction account deposits to total deposits than us. The remaining deposit base is comprised of certificates of deposit. Of our transaction accounts at December 31, 2004, the majority was from Orange, Los Angeles, Ventura, Riverside and San Diego counties, with business deposits accounting for $360.3 million or 29.3% of the total transaction account deposits. During the fourth quarter of 2003, the Bank formed the Financial Services Group, a new business deposit division within Relationship Banking, which has attracted approximately $70.8 million of deposits, predominately transaction account deposits. See “Business—Sources of Funds—Deposits” in Item 1 hereof.

Borrowings.    A significant source of funds consists of borrowings, primarily FHLB advances, securities sold under agreements to repurchase, fed funds, a warehouse line of credit and junior subordinated debentures. Total borrowings amounted to $2.09 billion at December 31, 2004 and $963.3 million at December 31, 2003.

Advances from the FHLB of San Francisco amounted to $1.86 billion at December 31, 2004 and $822.5 million at December 31, 2003. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Bank utilizes FHLB of San Francisco advances as a funding source for its banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage its interest rate risk by utilizing various maturities made available through the FHLB of San Francisco. Fed funds purchased totaled $101.0 million as of December 31, 2004 as compared to zero at December 31, 2003. The Bank purchases fed funds for short term funding needs from the FHLB of San Francisco and from other internally approved financial institutions. Reverse repurchase agreements were zero at December 31, 2004 and $74.5 million at December 31, 2003. Reverse repurchase agreements represent another competitive cost short-term funding source. See “Business—Sources of Funds—Borrowings” in Item 1 hereof and “—Asset and Liability Management.”

CCM’s mortgage banking operations are primarily funded by a warehouse line of credit. The warehouse line of credit was zero at December 31, 2004 and $13.8 million at December 31, 2003. At December 31, 2004, CCM had one warehouse line of credit agreement outstanding with RFC, which provides for borrowings of up to $100 million. CCM currently pays interest at the one-month LIBOR plus 100 basis points. CCM is also charged various fees based upon utilization of this line and as a percentage of its quarterly net income. This warehouse line of credit agreement is renewable annually with the next expiration date in August 31, 2005. See “—Asset and Liability Management” and “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Junior subordinated debentures/trust preferred securities amounted to $135.1 million at December 31, 2004 and $52.5 million at December 31, 2003. In January 2004, we adopted FIN 46R which deconsolidated the trust subsidiaries that issue trust preferred securities and changed our classification of the related debt from trust preferred securities to junior subordinated debentures. We issued $10.3 million of junior subordinated debentures on March 31, 2004, $7.7 million on May 27, 2004 and $7.7 million on June 18, 2004. Each issuance of junior subordinated debentures has a 30-year maturity, a five-year call feature and pays interest at a designated margin over either six month or three month LIBOR. Additionally, we assumed $52.6 million in junior subordinated debentures in the Hawthorne acquisition, excluding an initial acquisition premium of $2.9 million. The acquired debentures were issued by four separate trusts and the terms of the debt assumed are substantially similar with the exception of one debt issue that pays a fixed rate of interest. In total, junior subordinated debentures have increased the Bank’s Tier 1 capital through our contribution of $10 million of net proceeds to the Bank in 2004 as well as allowed us to repurchase stock and pay dividends on our common stock. See “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Stockholders’ Equity.    Stockholders’ equity increased from $102.0 million at December 31, 2003 to $625.2 million at December 31, 2004. We issued 23,484,930 shares of our common stock to holders of Hawthorne common stock in connection with our acquisition of Hawthorne. The acquisition of Hawthorne created $344.3 million of goodwill and a core deposit intangible of $6.4 million. The core deposit intangible will be amortized over ten years. We also issued 1,009,850 options and 949,319 warrants to purchase our common stock for Hawthorne’s stock options and warrants consistent with the exchange ratio provided to Hawthorne’s shareholders in the Hawthorne acquisition. The increase in stockholders’ equity also reflected the $56.3 million in net income, partially offset by a $372,000 increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $15.7 million due to the exercise of stock options, warrants and the delivery of restricted stock awards. In May 2004, we announced that our board of directors had authorized the repurchase of up to 2.5% of our pro-forma shares outstanding, giving effect to the Hawthorne acquisition, not to exceed $20 million in value. At December 31, 2004, we had repurchased 831,700 shares, at an average price of $19.12 for a total reduction in stockholders’ equity of $15.9 million. In July 2004, we announced that our board of directors had initiated a cash dividend policy and declared an initial cash dividend of $0.04 per share, or an aggregate of $2.1 million, which was paid on August 30, 2004. In October 2004, we declared a cash dividend of $0.05 per share, or an aggregate of $2.7 million, which was paid on November 29, 2004. Our book value and tangible book value per share increased from $3.41 and $2.97 at December 31, 2003, respectively, to $11.47 and $4.80 at December 31, 2004, respectively.

Results of Operations

General.    Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM. The Bank has become a greater contributor to our earnings as a result of the acquisition of Hawthorne in June 2004 and the Realignment. Our results of operations depend substantially on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven by our generation of noninterest income, consisting of loan-related fees, retail banking fees, mortgage banking fees and gains on sales of loans and securities. Other factors contributing to our results of operations include our provisions for loan losses and income taxes as well as the level of our noninterest expenses, such as compensation and benefits, occupancy, technology, marketing and miscellaneous other operating expenses.

We reported net income of $56.3 million, $20.4 million and $9.7 million for the years ending December 31, 2004, 2003 and 2002, respectively. Net income substantially increased during the year ended December 31, 2004 compared December 31, 2003, primarily as a result of the Hawthorne acquisition in June 2004. The increase in net income from December 31, 2002 to December 31, 2003 was reflective of our effective deployment into interest earning assets of proceeds raised in connection with our stock offerings during 2002 and issuance of junior subordinated debentures. During the year ended December 31, 2004, we reported a return on average tangible assets of 1.65% and a return on average tangible stockholders’ equity of 31.14%, as compared to a return on average tangible assets of 1.59% and a return on average tangible stockholders’ equity of 26.53% for the year ended December 31, 2003 and a return on average tangible assets of 1.53% and a return on average tangible stockholders’ equity of 44.06% for the year ended December 31, 2002.

Net Interest Income.    Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $113.0 million, $41.2 million and $20.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. The significant increases in net interest income reflect the substantial increases in interest-earning assets, primarily loans. Average interest-earning assets increased $2.07 billion from December 31, 2003 to December 31, 2004 primarily due to the acquisition of Hawthorne. The increase in average interest-earning assets from December 31, 2002 to December 31, 2003 was primarily due to the Realignment in 2003, which allowed the Bank to originate and retain a greater percentage of core loans.

Our net interest spread was 3.29%, 3.21% and 3.32% during the years ended December 31, 2004, 2003 and 2002, respectively. Our net interest margin was 3.40%, 3.30% and 3.39% for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in net interest spread from December 31, 2003 to December 31, 2004 was primarily the result of a faster decline in the cost of our total interest-bearing liabilities over our interest-earning assets during the year, coupled with a favorable impact from the amortization and accretion of Hawthorne purchase accounting adjustments. Excluding the net effects of amortization or accretion of premiums and discounts resulting from the Hawthorne purchase accounting adjustments, the net interest spread and the net interest margin would have been 3.05% and 3.18%, respectively, as of December 31, 2004. The decrease in net interest spread and net interest margin from December 31, 2002 to December 31, 2003 primarily resulted from a decline in market rates in the loan portfolio, which was only partially offset by a corresponding decline in our cost of funds.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information for 2004 is based on average daily balances while certain information prior to 2004 with respect to Commercial Capital Bancorp and CCM is based on average month-end balances during the indicated periods. Footnote 5 presents certain information excluding the net effect of the amortization or accretion of premiums and discounts resulting from the purchase accounting adjustments associated with the Hawthorne acquisition.

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$2,706,840	$146,685	5.42%	$751,004	$43,878	5.84%	$383,771	$25,251	6.58%
Securities(2)	537,505	23,058	4.29	463,319	21,005	4.53	219,731	12,700	5.78
FHLB stock	70,565	2,811	3.98	28,459	1,240	4.36	10,229	559	5.46
Cash and cash equivalents(3)	5,703	82	1.44	5,014	51	1.02	3,010	57	1.89

Total interest-earning assets	3,320,613	172,636	5.20	1,247,796	66,174	5.30	616,741	38,567	6.25
Noninterest-earning assets	300,211			50,128			30,567

Total assets	$3,620,824			$1,297,924			$647,308

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$818,594	13,864	1.69	$278,354	6,050	2.17	$83,570	2,455	2.94
Certificates of deposit	757,734	12,273	1.62	209,913	4,049	1.93	155,590	4,196	2.70

Total deposits	1,576,328	26,137	1.66	488,267	10,099	2.07	239,160	6,651	2.78
Securities sold under agreements to repurchase/Fed funds	45,378	653	1.44	86,686	1,108	1.28	106,153	1,916	1.80
FHLB advances	1,398,274	27,731	1.98	544,944	10,975	2.01	188,027	6,162	3.28
Warehouse line of credit	4,089	88	2.15	35,533	882	2.48	37,909	1,126	2.97
Junior subordinated debentures/ Trust preferred securities	102,372	5,005	4.89	37,349	1,876	5.02	30,470	1,794	5.89

Total interest-bearing liabilities	3,126,441	59,614	1.91	1,192,779	24,940	2.09	601,719	17,649	2.93

Noninterest-bearing deposits	71,884			8,649			6,123
Other noninterest-bearing liabilities	27,678			6,472			4,405

Total liabilities	3,226,003			1,207,900			612,247
Stockholders’ equity	394,821			90,024			35,061

Total liabilities and stockholders’ equity	$3,620,824			$1,297,924			$647,308

Net interest-earning assets	$194,172			$55,017			$15,022

Net interest income/interest rate spread		$113,022	3.29%		$41,234	3.21%		$20,918	3.32%

Net interest margin(5)			3.40%			3.30%			3.39%

(1)	The average balance of loans receivable includes loans held for sale and is presented without reduction for the allowance for loan losses.
(2)	Consists of mortgage-backed securities and U.S. government securities which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.
(3)	Consists of cash in interest-earning accounts and federal funds sold.
(4)	Consists of savings, money market accounts, and other interest-bearing deposits.

(Footnotes continued on following page)

(5)	The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments associated with the Hawthorne acquisition:

	Year Ended December 31, 2004 as Reported			Excluding Premium/ Discount Effect		Year Ended December 31, 2004 as Adjusted
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/ Cost
Total loans	$2,706,840	$146,685	5.42%	$7,430	$(4,666)	$2,714,270	$142,019	5.23%
Total interest-earning assets	3,320,613	172,636	5.20	7,430	(4,666)	3,328,043	167,970	5.05
Certificates of deposit	757,734	12,273	1.62	(1,807)	2,391	755,927	14,664	1.94
Total interest-bearing deposits	1,576,328	26,137	1.66	(1,807)	2,391	1,574,521	28,528	1.81
FHLB advances	1,398,274	27,731	1.98	1	(73)	1,398,275	27,658	1.98
Junior subordinated debentures	102,372	5,005	4.89	(1,589)	333	100,783	5,338	5.30
Total interest-bearing liabilities	3,126,441	59,614	1.91	(3,395)	2,651	3,123,046	62,265	1.99
Net interest income/interest rate spread		113,022	3.29		(7,317)		105,705	3.05
Net interest margin			3.40					3.18

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

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003				Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$(3,181)	$114,271	$(8,283)	$102,807	$(2,840)	$24,164	$(2,697)	$18,627
Securities	(1,129)	3,363	(181)	2,053	(2,747)	14,080	(3,028)	8,305
FHLB stock	(106)	1,835	(158)	1,571	(113)	995	(201)	681
Cash and cash equivalents	21	7	3	31	(26)	38	(18)	(6)

Total net change in income on interest-earning assets	(4,395)	119,476	(8,619)	106,462	(5,726)	39,277	(5,944)	27,607

Interest-bearing liabilities:
Deposits:
Transaction accounts	(1,336)	11,742	(2,592)	7,814	(643)	5,726	(1,488)	3,595
Certificates of deposit	(649)	10,567	(1,694)	8,224	(1,198)	1,467	(416)	(147)

Total deposits	(1,985)	22,309	(4,286)	16,038	(1,841)	7,193	(1,904)	3,448
Securities sold under agreements to repurchase/Fed funds	139	(528)	(66)	(455)	(552)	(350)	94	(808)
FHLB advances	(168)	17,186	(262)	16,756	(2,388)	11,707	(4,506)	4,813
Warehouse line of credit	(117)	(781)	104	(794)	(186)	(71)	13	(244)
Junior subordinated debentures/Trust preferred securities	(50)	3,266	(87)	3,129	(265)	405	(58)	82

Total net change in expense on interest-bearing liabilities	(2,181)	41,452	(4,597)	34,674	(5,232)	18,884	(6,361)	7,291

Change in net interest income	$(2,214)	$78,024	$(4,022)	$71,788	$(494)	$20,393	$417	$20,316

Interest Income.    Total interest income amounted to $172.6 million, $66.2 million and $38.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans.

Interest income on loans totaled $146.7 million, $43.9 million and $25.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increases in interest income on loans reflect the increases in our average balance of loans receivable, resulting from the Hawthorne acquisition in June 2004 as well as the growth in our retained loan originations during such periods. We retained $1.69 billion, $768.0 million and $338.6 million of core loan originations during the years ended December 31, 2004, 2003 and 2002, respectively, consisting primarily of loans secured by multi-family residential properties. The average yield earned on our loans receivable amounted to 5.42% during the year ended December 31, 2004. This compared to loan yields of 5.84% and 6.58% during the years ended December 31, 2003 and 2002, respectively. The decline in the average yield reflected the overall decrease in market rates of interest that occurred over these periods.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $26.0 million, $22.3 million and $13.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. We actively manage our securities portfolio in response to changes in interest rates. During the year ended December 31, 2002, we purchased $337.4 million of securities and sold or experienced repayments or prepayments of $154.2 million and decreased our investment in 30-year mortgage-backed securities and increased our investment in 15-year and 7-year mortgage-backed securities. During the year ended December 31, 2003, we purchased $737.4 million of securities and sold or experienced repayments or prepayments of $478.2 million and increased our investments in 7/1 adjustable-rate mortgage-backed securities. During the year ended December 31, 2004, we purchased $514.8 million of securities, including those acquired in the Hawthorne acquisition, and sold or experienced repayments or prepayments of $610.6 million and shifted the mix of our investment portfolio towards 7/1 and 5/1 adjustable-rate mortgage-backed securities. Included in the purchases and sales during the year was $331.1 million in securities acquired in the Hawthorne acquisition, which were sold in conjunction with the merger closing. The effect on interest income of the overall increase in the average balance of securities during the years ended December 31, 2004, 2003 and 2002 was partially offset by a decrease in the average yield earned on such assets during these periods. The decrease in the average yield during the years ended December 31, 2004, 2003 and 2002 was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during such periods. As a result of the foregoing, the average yield earned on securities and other interest-earning assets declined from 5.72% for the year ended December 31, 2002 to 4.49% for the year ended December 31, 2003 to 4.23% for the year ended December 31, 2004.

Interest Expense.    Total interest expense was $59.6 million, $24.9 million and $17.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our interest expense increased significantly due to the funding requirements for our balance sheet growth, primarily due to the Hawthorne acquisition.

Interest expense on deposits totaled $26.1 million during the year ended December 31, 2004, $10.1 million during the year ended December 31, 2003 and $6.7 million during the year ended December 31, 2002. Our average balance of interest-bearing deposits increased from $239.2 million for the year ended December 31, 2002 to $488.3 million for the year ended December 31, 2003 to $1.58 billion for the year ended December 31, 2004. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods. The average rate paid on interest-bearing deposits declined from 2.78% for the year ended December 31, 2002 to 2.07% for the year ended December 31, 2003 and 1.66% for the year ended December 31, 2004.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements, federal funds purchased, a warehouse line of credit and junior subordinated debentures, amounted to $33.5 million, $14.8 million and $11.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our average borrowings balance has increased from $362.6 million for the year ended December 31, 2002 to $704.5 million for the year ended December 31, 2003 to $1.55 billion for the year ended December 31, 2004. The increase in 2004 in average borrowings was primarily due to the Hawthorne acquisition in June 2004. The average rate paid on borrowings increased to 2.16% as of December 31, 2004 from 2.11% as of December 31, 2003. The increase reflects the increases in short-term market rates experienced in the latter half of 2004 coupled with increased volume of borrowings resulting from the Hawthorne acquisition and to support our organic balance sheet growth. The average rate paid on borrowings declined from 3.03% for the year ended December 31, 2002 to 2.11% for the year ended December 31, 2003. The effect on interest expense of the increases in the average balance of borrowings in 2003 was partially offset by decreases in the average rate paid on borrowings due to the general decline in market rates of interest during such periods.

Asset Quality and the Provision for Loan Losses.    At December 31, 2004, we had nonperforming assets with an outstanding net principal balance of $6.6 million as compared to $129,000 as of December 31, 2003. Nonperforming assets primarily consisted of single family residential and consumer loans acquired in the Hawthorne acquisition and one land loan with a principal balance of $2.6 million. Nonperforming assets represented 0.13% of total assets at December 31, 2004. Total TDRs and impaired loans at December 31, 2004 were $451,000 and $7.0 million, respectively. At December 31, 2003, we had one nonperforming business loan with an outstanding principal balance of $129,000, which was our only nonperforming asset and impaired loan. We had no nonperforming assets at December 31, 2002. During the year ended December 31, 2004, we had $8,000 in net loan recoveries primarily related to consumer loans. The increases in nonperforming assets and impaired loans year over year is not necessarily indicative of a decline in credit quality of our loan portfolio and primarily resulted from the loan portfolio acquired in the Hawthorne acquisition. Multi-family, single family and commercial real estate loans, which comprise 92.5% of the loans held for investment portfolio, had a weighted average LTV ratio at origination of 67.90%, 65.42% and 65.05%, respectively, as of December 31, 2004. See “Business—Asset Quality—” in Item 1 hereof.

We recorded provisions for loan losses of zero, $1.3 million and $1.6 million for the years ended December 31, 2004 and 2003 and 2002, respectively. In conjunction with the acquisition of Hawthorne, the Bank added $32.9 million to the allowance for loan losses. We completed our comprehensive asset quality review and used this current information to calculate the allowance for loan losses based on, among other qualitative and quantitative factors, updated industry and peer comparison data. This comprehensive review indicated that a provision for loan losses in 2004 was not required and the allowance for loan losses is adequate to cover incurred losses in the loan portfolio.

Management believes that its allowance for loan losses at December 31, 2004 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination. See “Business-Asset Quality-Allowance for Loan Losses” in Item 1 hereof.

Noninterest Income.    The following table sets forth information regarding our noninterest income for the periods shown.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Noninterest income:
Loan related fees	$5,194	$1,265	$378
Retail banking fees	1,347	86	25
Mortgage banking fees, net	566	740	439
Gain on sale of loans	4,022	2,168	4,577
Gain on sale of securities	2,152	3,815	1,026
Other income	1,806	1,095	1,170

Total noninterest income	$15,087	$9,169	$7,615

Total noninterest income was $15.1 million, $9.2 million and $7.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our noninterest income amounted to 8.0% of total revenues (which is comprised of total interest income and total noninterest income) during the year ended December 31, 2004, as compared to 12.2% of total revenues during the year ended December 31, 2003, and 16.5% during the year ended December 31, 2002. While our noninterest income increased during 2004 and 2003, the decrease in noninterest income as a percentage of total revenues was due to larger increases in total interest income during the periods as average interest-earning asset balances, primarily loans, increased $2.07 billion primarily due to the acquisition of Hawthorne in June 2004. In addition, we continue to benefit from retaining all of our originations as loans held for investment as compared to prior years.

Total noninterest income increased by $5.9 million, or 65%, during the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to a $3.9 million increase in loan related fees, $1.9 million increase in gain on sale of loans, and a $1.3 million increase in retail banking fees, partially offset by a $1.7 million decline in gain on sale of securities. The increase in loan related fees resulted from higher prepayment fees due to the growth in our loan portfolio. Retail banking fees increased primarily as a result of the addition of the Hawthorne deposit franchise. The increase in gain on sale of loans is due to our strategy to remix the loan portfolio after the Hawthorne acquisition. We sold $182.1 million in primarily lower coupon single family loans for a gain of $4.0 million. In addition, we securitized and sold $27.0 million in single family loans in conjunction with the close of the Hawthorne acquisition for a gain of $1.2 million, which was recorded in gain on sale of securities. Our gain on sale of securities declined overall, as our mortgage-backed securities purchase and sale activities declined overall during the year.

Total noninterest income increased by $1.6 million, or 20%, during the year ended December 31, 2003, as compared to the year ended December 31, 2002, primarily due to a $2.8 million increase in gain on sale of securities, and a $887,000 increase in loan related fees which was partially offset by a decline of $2.4 million in gain on sale of loans. We generated the gain on sales of securities as we restructured our securities portfolio to respond to changes in the interest rate environment. The higher loan related fees reflect the receipt of prepayment fees as we experienced a larger volume of prepayments during 2003 compared to 2002. The decline in the gain on sale of loans is due to the Realignment, which resulted in the Bank retaining a greater percentage of loan originations instead of CCM’s selling loans to third parties. During the year ended December 31, 2003, CCM sold, servicing released, $153.7 million of loans to third parties as compared to $384.0 million of such sales during the year ended December 31, 2002.

Noninterest Expenses.    The following table sets forth information regarding our noninterest expenses for the periods shown.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$17,930	$8,329	$5,287
Non-cash stock compensation	117	353	139
Occupancy and equipment	5,301	1,183	890
Technology	1,375	384	347
Marketing	1,605	827	679
Professional and consulting	1,217	806	519
Insurance premiums and assessment costs	1,697	505	245
Loss on early extinguishment of debt	1,204	1,301	903
Merger-related costs	1,196	—	—
Amortization of core deposit intangible	464	—	—
Other	5,546	1,758	1,522

Total noninterest expenses	$37,652	$15,446	$10,531

Total noninterest expenses amounted to $37.7 million, $15.4 million and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total noninterest expense increased by $22.2 million, or 144%, during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Our noninterest expenses for the year ended December 31, 2004 include the activities of Hawthorne following the close of the acquisition on June 4, 2004. The increase during the year ended December 31, 2004 compared to 2003 is primarily due to higher personnel and operational costs, including occupancy, technology, marketing and insurance costs largely related to the additional operations from the acquisition of Hawthorne and due to our internal growth in operations. We recorded $464,000 of amortization of the core deposit intangible as a result of the acquisition of Hawthorne. We incurred $1.2 million of merger-related costs during the year due to the cancellation of our data and item processing contracts and to record retention bonuses for certain Hawthorne employees during the transition. We recorded $1.2 million in costs associated with early extinguishment of debt as part of our decision to prepay $214.0 million of FHLB advances during 2004. The effect of the prepayment enabled the Bank to enter into new advances with extended maturities.

Total noninterest expense increased by $4.9 million, or 47%, during the year ended December 31, 2003, as compared to the year ended December 31, 2002, due primarily to higher compensation costs. The increase in compensation costs is due to the hiring of additional personnel to support our growth. During the first and second quarters of 2003, we incurred $430,000 and $241,000, respectively, in severance costs associated with the departure of an executive officer during each quarter. Non-cash stock compensation expense associated with restricted stock award agreements amounted to $353,000 during the year ended December 31, 2003 and $139,000 during the year ended December 31, 2002. The Bank opened a new branch in a high-end retail center located in south Orange County, California in the third quarter of 2002 and in La Jolla, California during the third quarter of 2003, which increased compensation and occupancy and equipment expense, as well as other costs associated with expanding its retail banking franchise. The increase in total noninterest expenses for the year ending December 31, 2003, as compared to the year ending December 31, 2002 was also due to higher professional costs primarily as a result of higher legal and auditing costs. The higher insurance premiums reflect the increasing costs in the insurance market, the increase in coverage to reflect our asset growth as well as higher FDIC insurance premiums due to the increase in deposits. Noninterest expenses during the year ended December 31, 2002 include $1.3 million in costs associated with the early extinguishment of FHLB advances. In connection with the prepayment of such FHLB advances, the Bank entered into new FHLB advances with both lower rates and longer maturities.

Income Taxes.    We recognized $34.2 million, $13.2 million and $6.7 million of income tax expense during the years ended December 31, 2004, 2003 and 2002. Our effective tax rate was 37.8% for the year ended December 31, 2004 compared to 39.3% for the year ended December 31, 2003 and 40.8% for the year ended December 31, 2002. The decline in our effective tax rate during 2004 compared to 2003 reflects the realization of a larger amount of tax benefits from certain multi-family and commercial real estate loans located in California Enterprise Zones, as well as recognition of affordable housing and other tax credits.

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

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. At December 31, 2004, the Bank’s interest-earning assets which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $117.6 million, or 2.4% of total assets.

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

At December 31, 2004, the Bank’s total loan portfolio was comprised primarily of single family residential, multi-family residential, commercial real estate, construction and land loans. The Bank’s multi-family residential and commercial real estate loans either consist of pure adjustable-rate loans primarily indexed to various CMT (predominately 12MAT) or LIBOR-based indices or are hybrid adjustable rate loans which are fixed for a period of up to seven years and then adjust based on a spread, determined at origination, over the applicable index. Our single family loans are primarily indexed to the one year CMT or 12MAT and are either pure adjustable rate loans or hybrid adjustable rate loans which are fixed for a three or five year period. Construction and land loans are predominately adjustable rate loans indexed to Prime. At December 31, 2004, of the Bank’s $3.96 billion of total loans held for investment portfolio, $3.93 billion, or 99.4%, had interest rates which adjust within a five-year period, of which $3.04 billion, or 77.4%, had interest rates which adjust within a one-year period, based on the scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

The Bank’s securities portfolio consists primarily of U.S. government agency mortgage-backed securities. During 2004, the Bank increased its investment in hybrid agency mortgage-backed securities with contractual 30-year maturities and initial fixed rate periods of five or seven years, adjusting to a current market rate index, either one-year CMT or one-year LIBOR, plus a margin thereafter. The remaining portfolio consists of fixed rate agency mortgage-backed securities with 15 or 20-year contractual maturities. Of the Bank’s total investment in mortgage-backed securities at December 31, 2004, $270.9 million consisted of Fannie Mae pass-through certificates, $216.9 million consisted of Freddie Mac pass-through certificates and $1.6 million consisted of Ginnie Mae pass-through certificates. The following table sets forth additional information regarding the duration of the Bank’s mortgage-backed securities available-for-sale as of December 31, 2004:

Amount	Percent	Original Maturity in Years	Weighted Average Remaining Term to Maturity in Years	Duration in Years
(Dollars in thousands)
$265,870	54.3%	30	29.1	3.1
175,204	35.8	15	12.9	4.0
48,298	9.9	20	18.1	3.9

$489,372	100.0%

The Bank uses borrowings, primarily consisting of FHLB advances, to fund its banking operations in addition to its primary funding source of retail deposits. FHLB advances allow the Bank the opportunity to extend the duration of its interest-bearing liabilities at an attractive cost. At December 31, 2004, $293.0 million, or 15.8%, of the Bank’s FHLB advances, excluding the remaining purchase accounting adjustment of $649,000, matured in excess of one year ($27.0 million of which are callable by the FHLB of San Francisco).

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of December 31, 2004, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$3,532	$—	$—	$13,077	$16,609
Securities(1)(2)	189,663	138,726	100,455	156,573	585,417
Single family residential loans(3)	721,547	78,590	38,464	3,217	841,818
Multi-family residential loans(3)	1,761,795	455,209	165,897	13,887	2,396,788
Commercial real estate loans(3)	263,760	91,991	57,623	6,641	420,015
Construction loans(3)	224,577	481	—	—	225,058
Land loans(3)	56,308	—	—	—	56,308
Commercial business and consumer loans(3)	16,360	—	—	—	16,360
Other assets(4)	—	—	—	449,022	449,022

Total	3,237,542	764,997	362,439	642,417	5,007,395

Liabilities:
Certificates of deposit(5)	$887,068	$137,506	$1,146	$3	$1,025,723
Demand deposit—Noninterest bearing	—	—	—	101,119	101,119
Demand deposit—Interest bearing(6)	39,002	27,301	11,700	—	78,003
Money market checking(6)	239,252	167,476	71,777	—	478,505
Money market saving(6)	122,653	85,858	36,795	—	245,306
Savings accounts(6)	168,238	117,765	50,471	—	336,474
FHLB advances(7)(8)	1,562,757	266,252	340	27,000	1,856,349
Fed funds	101,000	—	—	—	101,000
Other liabilities(9)	—	—	—	55,530	55,530

Total	3,119,970	802,158	172,229	183,652	4,278,009

Excess (deficiency) of total assets over total liabilities	$117,572	$(37,161)	$190,210	$458,765

Cumulative excess of total assets over total liabilities	$117,572	$80,411	$270,621	$729,386

Cumulative excess of total assets over total liabilities	2.35%	1.61%	5.40%	14.57%

(1)	Comprised of mortgage-backed securities which are classified as available-for-sale. Reflects estimated prepayments in the current interest rate environment.
(2)	Includes FHLB stock.
(3)	Includes loans held for sale. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(4)	Includes loan purchase premiums and discounts, net deferred loan fees and costs, allowance for loan losses, goodwill, bank owned life insurance, accrued interest receivable and other assets.
(5)	Includes remaining purchase premiums of $1.9 million.
(6)	Although the Bank’s interest-bearing demand deposit accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The above table assumes the following

(Footnotes continued on following page)

allocation of principal balances for interest-bearing demand deposit accounts, money market accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. If the principal balance for interest-bearing demand deposit accounts, money market accounts and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $451.6 million, or 9.0% of total assets.

(7)	Includes remaining net purchase premiums of $649,000.
(8)	Adjustable rate advances are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate advances are included in the periods in which they are scheduled to mature.
(9)	Includes accrued interest payable and other liabilities.

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

As a result of the foregoing limitations, the Bank also uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors and caps, scheduled and unscheduled repayment of principal, redirection of the cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income, in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2004 would have a neutral effect on the projected higher net interest income, while a parallel decline in interest rates of 100 basis points would decrease the projected higher net interest income by 1.2% reflecting a more asset-sensitive balance sheet than at December 31, 2003. Based on the sensitivity analysis performed by the Bank one year earlier at December 31, 2003, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2003 would decrease projected net interest income by 4.5%, while a decline in interest rates of 100 basis points would increase projected net interest income by 3.3%.

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

Although our asset and liability management function is primarily focused on the Bank, CCM and Commercial Capital Bancorp are also generally exposed to interest rate risk. Changes in interest rates affect CCM’s net interest income with respect to its loans held for sale. Commercial Capital Bancorp has $123.2 million of junior subordinated debentures which have interest rates tied to LIBOR and adjust each 3 months or 6 months.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with policies established by its board of directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At December 31, 2004, the Bank had $578.1 million in available FHLB borrowing capacity, and $24.3 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically and in the current year been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values and the Bank may in the future securitize a portion of its loans. At December 31, 2004, the Bank had $718.5 million of unencumbered loans to be borrowed against or sold. At December 31, 2004, the Bank had outstanding commitments (including undisbursed commitments) to originate and/or purchase loans of $271.9 million. Certificates of deposit, which are scheduled to mature within one year totaled $887.1 million at December 31, 2004 and borrowings that are scheduled to mature within the same period, amounted to $1.66 billion at such date.

Liquidity management at the holding company level focuses on Commercial Capital Bancorp’s ability to generate sufficient cash to fund its operating expenses, meet our debt service obligations on its junior subordinated debentures and other cash needs, including the payment of cash dividends on our common stock and the buyback of common stock. At December 31, 2004, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $7.8 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $6.8 million at December 31, 2004. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the OTS could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. As of December 31, 2004, the Bank could dividend up to $85.5 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

Capital Resources.    The following table reflects the Bank’s actual levels of regulatory capital as of December 31, 2004 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$409,426	12.2%	$268,320	8.0%	$335,400	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	372,591	11.1	134,160	4.0	201,240	6.0
Tier I (core) capital (to adjusted assets)(1)	372,591	8.0	186,068	4.0	232,585	5.0
Tangible capital (to tangible assets)(1)	372,591	8.0	69,775	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $4.65 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.35 billion.
(2)	See “Business—Regulation of Commercial Capital Bank—Regulatory Capital Requirements and Prompt Corrective Action” in Item 1 hereof.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual cash obligations, excluding deposits, as of December 31, 2004:

	Payment due period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Contractual cash obligations:
FHLB advances(1)	$1,855,700	$1,562,700	$266,000	$—	$27,000	(2)
Fed funds	101,000	101,000	—	—	—
Junior subordinated debentures(3)	132,499	—	—	—	132,499
Lease obligations	22,828	4,887	7,113	6,068	4,760

Total contractual cash obligations	$2,112,027	$1,668,587	$273,113	$6,068	$164,259

(1)	Excludes remaining net purchase premiums of $649,000.
(2)	Consists of advances which have an original ten-year maturity but can be redeemed by the FHLB of San Francisco at their option on a quarterly basis.
(3)	Excludes purchase premiums of $2.6 million.

In the normal course of business, we enter into off-balance sheet arrangements consisting of commitments to fund real estate loans and lines of credit. The following table presents these off-balance sheet arrangements at December 31, 2004:

		Amount of Commitment Expiration Per Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Loan commitments:
Lines of credit	$10,923	$10,742	$179	$—	$2
Multi-family and commercial real estate loans	77,401	67,607	7,655	37	2,102
Construction and land loans	146,381	95,174	51,207	—	—
Single-family loans	37,201	33,789	—	—	3,412

Total loan commitments	$271,906	$207,312	$59,041	$37	$5,516

These off-balance sheet arrangements do not have a significant effect on our liquidity and capital resources. See “—Liquidity and Capital Resources”. See notes 1 and 14 to our consolidated financial statements in Item 8 hereof for information on how we account for these loan commitments.

Inflation and Changing Prices

Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available-for-sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (SFAS 123R). SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Compensation costs should be recognized over the requisite service period. The amount accrued each period until the vesting date is based on the estimated number of awards that are expected to vest, adjusted periodically to reflect the current estimate of forfeitures. SFAS 123R does not express a preference for a type of valuation model to be used in measuring the grant-date fair value that is accrued over the service period. The statement is effective for public companies (non-small business issuers) for interim and annual periods beginning after June 15, 2005. We currently intend to employ the modified prospective method of transition upon implementation and do not anticipate a significant impact to our consolidated financial statements.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments on loans to be classified as held-for-sale that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. We adopted this new standard prospectively as of April 1, 2004 and it did not have a material impact on our consolidated financial statements.

In March 2004, the Emerging Issue Task Force reached a consensus opinion on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, (EITF 03-1) regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. We did adopt the disclosure requirements stipulated in EITF 03-1 as of December 31, 2003, which are reflected in note 3 of the Notes to the Consolidated Financial Statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Condition and Results of Operations—Asset and Liability Management” in Item 7 hereof.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Commercial Capital Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 66.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Commercial Capital Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Commercial Capital Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Commercial Capital Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Commercial Capital Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Commercial Capital Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commercial Capital Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

March 15, 2005

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$16,961	$4,066
Securities available-for-sale	491,265	560,729
Federal Home Loan Bank stock, at cost	96,046	41,517
Loans, net of allowance for loan losses of $36,835 and $3,942	3,913,804	1,047,632
Loans held-for-sale	976	14,893
Premises and equipment, net	10,318	1,534
Accrued interest receivable	17,120	6,827
Goodwill	357,367	13,035
Core deposit intangible	5,902	—
Bank-owned life insurance	46,277	17,925
Affordable housing investments	36,719	9,708
Other assets	31,169	5,273

	$5,023,924	$1,723,139

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$97,931	$12,125
Interest-bearing:
Demand	78,003	942
Money market checking	473,344	372,273
Money market savings	245,306	—
Savings	336,474	2,700
Certificate of deposits	1,025,723	257,556

	2,256,781	645,596
Federal funds purchased	101,000	—
Securities sold under agreements to repurchase	—	74,475
Advances from Federal Home Loan Bank	1,856,349	822,519
Warehouse line of credit	—	13,794
Junior subordinated debentures	135,079	—
Trust preferred securities	—	52,500
Accrued interest payable and other liabilities	49,499	12,213

Total liabilities	4,398,708	1,621,097

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 55,549,435 and 30,154,528; and outstanding 54,519,579 and 29,956,372 shares	55	30
Additional paid-in capital	561,577	73,317
Deferred compensation	(233)	—
Retained earnings	81,806	30,413
Accumulated other comprehensive loss	(1,733)	(1,361)
Less:
Treasury stock, at cost—1,029,856 shares and 198,156 shares	(16,256)	(357)

Total stockholders’ equity	625,216	102,042

	$5,023,924	$1,723,139

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share date)

	Years Ended December 31,
	2004	2003	2002
Interest income on:
Loans	$146,685	$43,878	$25,251
Securities	23,058	21,005	12,700
FHLB stock	2,811	1,240	559
Federal funds sold and interest-bearing deposits in other banks	82	51	57

Total interest income	172,636	66,174	38,567

Interest expense on:
Deposits	26,137	10,099	6,651
Federal funds purchased	358	—	—
Securities sold under agreements to repurchase	295	1,108	1,916
Advances from Federal Home Loan Bank	27,731	10,975	6,162
Warehouse line of credit	88	882	1,126
Junior subordinated debentures	5,005	—	—
Trust preferred securities	—	1,876	1,794

Total interest expense	59,614	24,940	17,649

Net interest income	113,022	41,234	20,918
Provision for loan losses	—	1,286	1,609

Net interest income after provision for loan losses	113,022	39,948	19,309

Noninterest income:
Loan related fees	5,194	1,265	378
Retail banking fees	1,347	86	25
Mortgage banking fees	566	740	439
Gain on sale of loans	4,022	2,168	4,577
Gain on sale of securities	2,152	3,815	1,026
Other	1,806	1,095	1,170

	15,087	9,169	7,615

Noninterest expenses:
Compensation and benefits	17,930	8,329	5,287
Non-cash stock compensation	117	353	139
Occupancy and equipment	5,301	1,183	890
Technology	1,375	384	347
Marketing	1,605	827	679
Professional and consulting	1,217	806	519
Insurance premiums and assessment costs	1,697	505	245
Loss on early extinguishment of debt	1,204	1,301	903
Amortization of core deposit intangible	464	—	—
Merger related expenses	1,196	—	—
Other	5,546	1,758	1,522

	37,652	15,446	10,531

Income before income tax expense	90,457	33,671	16,393
Income tax expense	34,195	13,242	6,683

Net income	$56,262	$20,429	$9,710

Basic earnings per share	$1.29	$0.70	$0.53
Diluted earnings per share	1.21	0.66	0.50

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

for the years ended December 31, 2004, 2003 and 2002

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Common stock in treasury	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2001	17,692	$18	$27,680	$(555)	$274	$—	$(615)	$26,802
Comprehensive income:
Net income	—	—	—	—	9,710	—	—	9,710
Other comprehensive income, net of tax:
Net unrealized gains on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	—	4,192	4,192

Total comprehensive income								13,902
Issuance of common stock, net of costs	10,436	10	37,035	—	—	—	—	37,045
Repurchase of common stock	(198)	—	—	—	—	(357)	—	(357)
Exercise of stock options	28	—	49	—	—	—	—	49
Tax benefit from stock options	—	—	23	—	—	—	—	23
Amortization of deferred compensation—restricted stock awards	—	—	—	139	—	—	—	139

Balance, December 31, 2002	27,958	28	64,787	(416)	9,984	(357)	3,577	77,603
Comprehensive income:
Net income	—	—	—	—	20,429	—	—	20,429
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	—	(4,938)	(4,938)

Total comprehensive income								15,491
Issuance of common stock, net of costs	750	1	2,789	—	—	—	—	2,790
Exercise of stock options	1,248	1	2,116	—	—	—	—	2,117
Tax benefit from stock options	—	—	3,058	—	—	—	—	3,058
Amortization of deferred compensation—restricted stock awards, net of recapture of unvested restricted stock awards	—	—	(160)	416	—	—	—	256
Tax benefit from restricted stock awards	—	—	727	—	—	—	—	727

Balance, December 31, 2003	29,956	30	73,317	—	30,413	(357)	(1,361)	102,042
Comprehensive income:
Net income	—	—	—	—	56,262	—	—	56,262
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	—	(372)	(372)

Total comprehensive income								55,890
Common stock issued for acquisition of Hawthorne Financial Corporation (“Hawthorne”)	23,485	24	441,493	—	—	—	—	441,517
Fair value of Hawthorne stock options	—	—	13,605	—	—	—	—	13,605
Fair value of Hawthorne warrants	—	—	17,153	—	—	—	—	17,153
Cash dividends paid on common stock	—	—	—	—	(4,869)	—	—	(4,869)
Common stock repurchased	(832)	—	—	—	—	(15,899)	—	(15,899)
Acquisition of fractional shares due to stock split	(1)	—	(30)	—	—	—	—	(30)
Exercise of stock options	1,265	1	4,802	—	—	—	—	4,803
Tax benefit from stock options	—	—	8,957	—	—	—	—	8,957
Exercise of warrants	625	—	462	—	—	—	—	462
Restricted stock awards	22	—	350	(350)	—	—	—	—
Amortization of deferred compensation—restricted stock awards	—	—	—	117	—	—	—	117
Tax benefit from restricted stock awards	—	—	1,468	—	—	—	—	1,468

Balance, December 31, 2004	54,520	$55	$561,577	$(233)	$81,806	$(16,256)	$(1,733)	$625,216

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$56,262	$20,429	$9,710
Adjustments to reconcile net income to net cash used in operating activities:
Core deposit intangible amortization	464	—	—
Hawthorne purchase accounting adjustments	(7,292)	—	—
Depreciation and amortization	4,310	3,866	1,165
Stock compensation expense	117	353	139
Stock dividend from Federal Home Loan Bank	(2,811)	(1,240)	(559)
Bank-owned life insurance income	(1,390)	(617)	(315)
Deferred taxes	18,334	2,340	(1,107)
Provision for loan losses	—	1,286	1,609
Gain on sale of securities	(2,152)	(3,815)	(1,026)
Gain on sale of loans	(4,022)	(2,168)	(4,577)
Loss on early extinguishment of debt	1,204	1,301	903
Origination of loans held-for-sale, net of principal payments	(2,606)	(150,185)	(349,978)
Proceeds from sales of loans held-for-sale	124,969	155,824	388,595
Decrease (increase) in accrued interest receivable and other assets	24,016	(1,809)	(4,750)
(Decrease) increase in accrued interest payable and other liabilities	(20,270)	(968)	3,870
Other, net	1,048	5,274	(1,705)

Net cash provided by operating activities	190,181	29,871	41,974

Cash flows from investing activities:
Purchases of securities available-for-sale	(183,690)	(737,426)	(335,353)
Proceeds from sales of securities available-for-sale	512,229	327,658	103,287
Proceeds from maturities and repayments of securities	97,938	149,453	51,093
Purchases of securities held-to-maturity	—	—	(2,053)
Proceeds from sales of securities held to maturity	—	2,304	—
Purchases of Federal Home Loan Bank stock	(16,538)	(24,804)	(8,901)
Redemption of Federal Home Loan Bank stock	1,225	—	—
Proceeds from sales of loans	60,726	—	3,306
Origination and purchase of loans, net of principal payments	(825,152)	(580,561)	(285,557)
Purchases of leasehold improvements and equipment	(4,690)	(961)	(864)
Purchase of bank-owned life insurance	(653)	(8,851)	(8,149)
Purchase of affordable housing investments	(5,246)	(4,408)	—
Cash acquired from Hawthorne, net	20,091	—	—

Net cash used in investing activities	(343,760)	(877,596)	(483,191)

Cash flows from financing activities:
Net increase (decrease) in deposits	(142,704)	333,317	193,940
Net increase (decrease) in securities sold under agreements to repurchase	(74,475)	(36,518)	32,241
Proceeds from Federal Home Loan Bank advances	1,118,154	665,500	302,550
Repayment of Federal Home Loan Bank advances	(831,204)	(133,251)	(142,834)
Net decrease in warehouse lines of credit	(13,794)	(3,072)	(35,523)
Net increase in fed funds purchased	101,000	—	—
Issuance of junior subordinated debentures	25,000	—	—
Issuance of trust preferred securities	—	17,500	20,000
Common stock issued	—	2,790	37,045
Exercise of stock options	4,803	2,117	49
Exercise of warrants	462	—	—
Cash dividends paid on common stock	(4,869)	—	—
Purchase of treasury stock	(15,899)	—	(357)

Net cash provided by financing activities	166,474	848,383	407,111

Net increase (decrease) in cash and cash equivalents	12,895	658	(34,106)
Cash and cash equivalents:
Beginning of year	4,066	3,408	37,514

End of year	$16,961	$4,066	$3,408

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$65,968	$25,214	$17,361
Income taxes	9,750	7,148	7,201
Noncash activity:
Securities purchase commitment	—	24,934	—
Securitization of loans	26,978	—	—
Transfer of loans to loans held-for-sale	106,446	—	—
Supplemental disclosure for acquisition of Hawthorne:
Cash and cash equivalents	20,098	—	—
Securities available-for-sale	331,135	—	—
Federal Home Loan Bank stock	36,627	—	—
Loans, net of allowance	2,228,032	—	—
Premises and equipment, net	5,910	—	—
Accrued interest receivable	9,013	—	—
Goodwill	344,332	—	—
Core deposit intangibles	6,366	—	—
Bank-owned life insurance	26,776	—	—
Affordable housing investments	1,758	—	—
Other assets	55,951	—	—
Deposits	(1,756,279)	—	—
Advances from Federal Home Loan Bank	(745,773)	—	—
Junior subordinated debentures	(55,513)	—	—
Accrued interest payable and other liabilities	(36,151)	—	—

Net assets acquired	$472,282	—	—

Cash paid for fractional shares	7	—	—
Fair value of common stock, options and warrants issued	472,275	—	—

Total consideration paid	$472,282	—	—

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Nature of Operations and Summary of Significant Accounting Policies

(a)	Nature of Operations

Commercial Capital Bancorp, Inc. (referred to herein on an unconsolidated basis as “Commercial Capital Bancorp” and on a consolidated basis as the “Company”), a diversified financial institution holding company, conducts operations principally through its subsidiary Commercial Capital Bank, FSB (the “Bank”) and secondarily through its subsidiaries Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”). The Company provides a full range of banking and financial services to a core customer base of income-property real estate investors, related real estate service companies, other middle market commercial businesses and individuals. The Company’s revenues are predominately derived from providing financing for income property and residential real estate and business customers. Funding for lending and other investing activities is obtained through the acceptance of customer deposits, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco and other borrowing activities.

The Company was formed in June 1999 as a Nevada corporation and became the holding company for the Bank and CCM, a mortgage banking company formerly known as Financial Institutional Partners Mortgage Corporation, at December 22, 2000 through the successful completion of a share exchange. The Company did not conduct any significant operations or engage in any activities with either CCM or the Bank until December 22, 2000. On July 1, 2002, the Company acquired ComCap, a registered broker dealer, from a related party. On July 26, 2004 the Company acquired a $10 million equity investment in Clearinghouse NMTC (SUB 2), LLC (“NMTC Fund 2”) for the purpose of making qualified low-income community investments under the new markets tax credit provisions of the Internal Revenue Code of 1986, as amended.

The Bank, formerly Mission Savings and Loan, FA, has been in existence since 1985 and was acquired through a share exchange led by the management team of CCM on January 28, 2000. CCM was formed in April 1998 and operated principally in California as an originator of multifamily loans since funding its first loan in June 1998. Effective April 1, 2003, the Company realigned its lending operations by moving the origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of most of the Company’s loans, immediately enabled the Bank to hold a significantly increased percentage of its loan originations, while further streamlining the lending process. Prior to the realignment, the Bank was limited to acquiring less than 50% of CCM’s loan production by affiliate transaction regulations governing purchases of loans from non-bank affiliates. In June 2004, the Company acquired Hawthorne, the parent of Hawthorne Savings, headquartered in El Segundo, California. (See note 2). The acquisition of Hawthorne contributed total assets of $2.75 billion, which included approximately $2.26 billion in gross loans, primarily multi-family and commercial real estate loans. In addition, approximately $1.75 billion in deposits in 15 branches were added to the Bank’s retail franchise. As a result of the Hawthorne acquisition, the Bank now operates 21 banking offices throughout Southern California and 10 loan offices throughout California.

The Company has a concentration of operations in California with 99.3% and 98.7% of the Company’s loan portfolio, including loans held-for-sale, located in California as of December 31, 2004 and 2003, respectively. The Company’s real estate-related loans, including loans held-for-sale, accounted for 99.6% and 99.5% of the total loans, including loans held-for-sale, at December 31, 2004 and 2003, respectively.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(b)	Basis of Presentation

As discussed in note 1(a), the consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, the Bank and CCM. The historical results of operations of ComCap are included in the consolidated financial statements for the periods after July 1, 2002. The historical results of operations for NMTC Fund 2 are included in the consolidated financial statements for the periods after July 26, 2004. On September 29, 2003, the Company completed a three-for-two stock split. On February 20, 2004, the Company completed a four-for-three stock split. Prior period financial information has been restated to reflect these stock splits and other reclassification adjustments to conform to the current year presentation.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of Commercial Capital Bancorp and its wholly-owned subsidiaries, the Bank and CCM. For periods after July 1, 2002, the consolidated financial statements also include the accounts of ComCap. For the periods after July 26, 2004, the consolidated financial statements also include the accounts of NMTC Fund 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d)	Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and the determination of impairment of intangible assets.

(e)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, and interest-bearing deposits in other financial institutions, including federal funds sold with an original maturity of three months or less. Cash flows from loans originated by the Company, deposits, fed funds purchased, securities sold under agreements to repurchase and warehouse lines of credit are reported net. The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances as a function of checking account balance levels. The Bank had no cash requirement at December 31, 2004 and 2003.

At December 31, 2004 and 2003, the Company maintained restricted cash balances totaling $790,000 and $526,000, respectively, which represented “good faith” deposits from potential borrowers.

(f)	Securities

Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates,

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as accumulated other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in income. Premiums and discounts on securities are amortized or accreted using the interest method over the expected lives of the related securities.

(g)	Investment in Federal Home Loan Bank Stock

The Bank is a member of the FHLB system and is required to maintain an investment in capital stock of the FHLB of San Francisco. For periods prior to April 1, 2004, the Bank’s required investment was an amount equal to the greater of 1.0% of its outstanding home loans or 5.0% of advances from the FHLB of San Francisco. Effective April 1, 2004, the FHLB of San Francisco adopted a new capital plan which required the Bank to own capital stock in an amount equal to the greater of its membership stock requirement which is initially capped at $25.0 million; or the sum of 4.7% of its outstanding advances and 5.0% of its outstanding loans purchased and held by the FHLB of San Francisco. The FHLB of San Francisco stock is carried at cost as no ready market exists for this stock.

(h)	Loans Held for Investment

Loans held for investment are stated at the amount of unpaid principal, increased by purchase loan premiums or reduced by unearned fees or purchase loan discounts and an allowance for loan losses.

The allowance for loan losses are comprised of both general and specific valuation allowances, which together represent an amount management considers adequate to absorb incurred losses on existing loans. The total allowance is established through a provision for loan losses charged to expense and loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The general valuation allowance (“GVA”) is evaluated and established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. The GVA is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Specific valuation allowances (“SVA”) are established for credit losses on individual loans when management determines the recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. Loans held for investment are evaluated for impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure. SFAS No. 114 defines impairment as when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the original terms of the loan agreement. Non-accrual loans and loans which are considered troubled debt restructures (“TDR”) are typically impaired and analyzed individually for SVAs. Loans designated as impaired are excluded from loan segments evaluated for purposes of the GVA. Impaired loans are measured based on the present value of expected

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

(i)	Interest and Fees on Loans

Interest on loans is recognized over the terms of the loans and is calculated using the simple-interest method on principal amounts outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loan origination fees, commitment fees, purchase loan premiums and discounts, and certain direct loan origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the estimated life of the related loan.

In conjunction with the Hawthorne acquisition, the Company recorded a net discount related to the loan portfolio, which is accreted into interest income on a level yield basis over the estimated remaining life of the loan portfolio acquired. The Company also recognizes mortgage banking fees on loans brokered to third party lenders or delivered to a third party conduit when the loan has been funded by these independent financial institutions.

(j)	Loans Held-for-Sale

Loans held-for-sale include originated single-family, multifamily and commercial real estate mortgage loans intended for sale in the secondary market. The loans so designated are carried at the lower of cost or fair value on an aggregate basis. In response to unforeseen events such as changes in regulatory capital requirements, liquidity shortfalls, changes in the availability of sources of funds and excess loan demand by borrowers that could not be controlled immediately by loan price changes, the Company may sell loans which had been held for investment. In such occurrences, the loans are transferred at amortized cost and the lower of cost or fair value method is then applied.

(k)	Gain on Sale of Loans and Mortgage Servicing Rights (“MSRs”)

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold (or carrying value). The Company capitalizes MSRs when mortgage loans are sold or securitized with servicing rights retained. The fair value of MSRs is included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income.

MSRs are periodically evaluated for impairment and carried at the lower of amortized cost or fair value through the use of valuation allowances. The fair value of the MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources, adjusted for historical performance, are used to determine prepayment speeds, the net cost of servicing per loan, inflation rates and default and interest rates for mortgages. The fair value analysis is performed on a disaggregated basis with loans stratified primarily based on the following characteristics: fixed vs. adjustable rate, loan term and coupon rate. As of December 31, 2004 the Company had MSRs totaling approximately $559,000 recorded in “Other

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Assets” in the Consolidated Statement of Financial Condition with a weighted average amortization period of 33 months. There was no MSR impairment recorded as of December 31, 2004. There were no MSRs recorded as of December 31, 2003.

(l)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, equipment, computer hardware and software range from three to seven years. Buildings are depreciated over 30 years and improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. The Company reviews all premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(m)	Other Real Estate Owned and Other Foreclosed Assets

Other real estate owned (OREO) and other foreclosed assets represent assets acquired through foreclosure or other proceedings. These assets are held for sale and carried at the lower of cost or the estimated fair value of the assets less estimated costs of disposal. Any write-down to estimated fair value less cost to sell at the time of transfer is charged to the allowance for loan losses. These assets are evaluated regularly by management and reductions of the carrying amount to estimated fair value less estimated costs to dispose are recorded as necessary. The Company did not have any other real estate owned or other foreclosed assets at December 31, 2004 and 2003.

(n)	Goodwill and Core Deposit Intangible

Goodwill represents the excess of purchase price over the fair value of net assets and other identifiable intangible assets acquired by the Company. Any adjustments to the goodwill caused by updated information regarding the fair value of assets and liabilities acquired, are recorded within the maximum allocation period of one year. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. SFAS No. 142 requires that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment or one level below. The Company views its business as consisting of three reporting units consistent with our segment reporting disclosures (See note 22). SFAS No. 142 prohibits the amortization of goodwill and requires annual evaluation of impairment at the reporting unit level. Management determines impairment by evaluating whether the carrying value of the reporting unit is in excess of its fair value. If the carrying amount of the reporting unit exceeds its fair value then an impairment loss is recorded through earnings to the extent the carrying value of goodwill exceeds its implied fair value. Goodwill is assigned to the Bank, Commercial Capital Bancorp and ComCap. As of December 31, 2004, management is not aware of any circumstances that would indicate potential impairment of goodwill.

The Company recorded a core deposit intangible, approximating $6.4 million, in conjunction with the acquisition of Hawthorne. The core deposit intangible balance is amortized on a straight-line basis over its estimated useful life of 10 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the core deposit intangible is assessed for impairment whenever

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

events or changes in circumstances indicate the carrying amount may not be recoverable. As of December 31, 2004, management is not aware of any circumstances that would indicate potential impairment of the core deposit intangible asset.

(o)	Affordable Housing Investments

The Company owns limited interests in eight limited partnerships used for the purpose of investing in affordable housing projects. The purpose of these investments is to obtain the benefits of federal and state tax credits associated with qualified affordable housing projects. Each of the partnerships must meet certain federal and state regulatory requirements for affordable housing projects for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The Company’s investments are being amortized over the life of the related tax credits, which approximates ten years. The tax credits are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns.

(p)	Securities Sold under Agreements to Repurchase

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

(q)	Junior Subordinated Debentures and Trust Preferred Securities

The Company issues junior subordinated debentures to trust subsidiaries. The trust subsidiaries purchase the junior subordinated debentures through the issuance of trust preferred securities. The Company owns all beneficial interest represented by the common securities issued by the respective trusts. Effective January 1, 2004, the Company accounts for the trust subsidiaries in accordance with FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which determined that the trust subsidiaries should not be consolidated. The Company recognizes the gross amount of junior subordinated debentures and common securities on the Consolidated Statement of Financial Condition at December 31, 2004. Prior to January 1, 2004, the Company consolidated the trust subsidiaries thereby eliminating the common security portion owned by the Company. The net proceeds from the issuances were reflected as “Trust Preferred Securities” in the Consolidated Statement of Financial Condition. For the year ended December 31, 2004, interest paid on the debentures is reflected as a component of interest expense and dividends received on the common securities are reflected in noninterest income in the Consolidated Statement of Income. Debt issuance costs are amortized as a component of interest expense over the life of the junior subordinated debentures.

(r)	Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

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

(s)	Other Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit on loans to be held-for-investment. Such financial instruments are recorded in the financial statements when they are funded. The Company also enters into off-balance-sheet financial instruments consisting of commitments to extend credit on loans to be held-for-sale. These commitments are recorded at fair value and changes in fair value are recognized in earnings in the period of change. As of December 31, 2004, the Company had no outstanding commitments to originate loans to be held-for-sale.

(t)	Stock Compensation

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

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$56,262	$20,429	$9,710
Add: Stock-based compensation expense included in reported net income, net of tax	68	205	81
Less: Total stock-based compensation expense under the fair value method, net of tax	(611)	(634)	(401)

Net income, pro forma	$55,719	$20,000	$9,390

Basic earnings per share
As reported	$1.29	$0.70	$0.53
Pro forma	1.27	0.68	0.52
Diluted earnings per share
As reported	1.21	0.66	0.50
Pro forma	1.20	0.64	0.48

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model. In determining the compensation amounts for all grants prior to the Company’s initial public offering

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

in December 2002, the value of the options granted were estimated at the date of grant using the minimum value method prescribed in SFAS 123. For the option grants during 2004, the risk-free interest rates ranged between 3.77% and 4.27% with an estimated life of the options of seven years, volatility ranged between 39.30% and 41.33% and the dividend rate ranged between zero and 0.87% on the stock. For the option grants during 2003, the risk-free interest rates ranged between 2.71% and 3.98% with an estimated life of the options that ranged between five and seven years, volatility ranged between 24.93% and 41.94% and no dividend rate on the stock. For the option grants during 2002, the risk-free interest rates ranged between 3.31% and 4.45% with an estimated life of the options that ranged between five and seven years and no dividend rate on the stock.

(u)	Earnings Per Share

Basic earnings per share is based on weighted average shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

(v)	Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 and 2003. The estimated fair value amounts have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair value of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.

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

•

Loans: The estimated fair value of the performing loan portfolio was calculated by discounting the contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, and for mortgage loans, estimating prepayments as applicable. The discount rates used were the Company’s current offer rates for comparable instruments with similar remaining terms of maturity. For loans that were past due or impaired, adjustments to the discount rate were made to

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

reflect the greater than normal risk of default. For impaired loans, cash flow projections were adjusted to reflect estimates by management of the timing and extent of recovery of principal and interest. The Company also considers observable market data for recent sales of similar loan products. As of December 31, 2004 and 2003, 98.5% and 98.7%, respectively, of the Company’s loan portfolio, including loans held-for-sale, were adjustable rate loans.

•	Loans held-for-sale: The fair value was derived from internal pricing estimates based on recent sales of loans with similar characteristics.

•	Deposit liabilities: Fair value disclosed for demand deposits equals their carrying amounts, which represent the amounts payable on demand. The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

•	Fed funds purchased: These financial instruments are short-term in nature. Therefore, the carrying amount reported on the balance sheets approximates its fair value.

•	Securities sold under agreements to repurchase: Fair value for these financial instruments was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Advances from FHLB: Fair value for advances from the FHLB was estimated using a discounted cash flow calculation that applies the interest rate currently being offered on advances.

•	Warehouse line of credit: Fair value of the warehouse line of credit was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Junior subordinated debentures/Trust preferred securities: Fair value of the junior subordinated debentures/trust preferred securities was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•	Accrued interest receivable and payable: The fair value of both accrued interest receivable and payable approximates their carrying amounts.

•	Off-balance-sheet instruments: Fair value for off-balance-sheet instruments is based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such financial instruments approximates zero at December 31, 2004 and 2003.

(w)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Compensation costs should be recognized over the requisite service period. The amount accrued each period until the vesting date is based on the estimated number of awards that are expected to vest, adjusted periodically to reflect the current estimate of forfeitures. SFAS 123R does not express a preference for a type of valuation model to be used in measuring the

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

grant-date fair value that is accrued over the service period. The statement is effective for public companies (non-small business issuers) for interim and annual periods beginning after June 15, 2005. The Company currently intends to employ the modified prospective method of transition upon implementation and does not anticipate a significant impact to the consolidated financial statements.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments on loans to be classified as held-for-sale that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively as of April 1, 2004 and it did not have a material impact on the consolidated financial statements.

In March 2004, the Emerging Issue Task Force reached a consensus opinion on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, (EITF 03-1) regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. The Company adopted the disclosure requirements stipulated in EITF 03-1 as of December 31, 2003, which are reflected in note 3 of the Notes to the Consolidated Financial Statements.

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

(2)	Business Combinations

On June 4, 2004, the Company completed the acquisition of Hawthorne and merged Hawthorne Savings into the Bank. The Company used the purchase method of accounting, and accordingly, Hawthorne’s operating results have been included in the consolidated financial statements from June 4, 2004. The Company issued 23,484,930 shares of its common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. The valuation of common stock issued

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ from two days prior to the announcement of the signing of the merger agreement to two days thereafter, or $18.80. The fair value of the options assumed was $13.47 at the close of the acquisition transaction. The fair value was determined by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years, risk-free interest rate of 3.25%, volatility of 40.26% and no dividend yield. The fair value of the warrants assumed was $18.07 at the close of the acquisition transaction. The fair value was determined by the Black-Scholes option pricing model with the following assumptions: expected life of one year, risk-free interest rate of 1.97%, volatility of 40.26% and no dividend yield. At the date of the acquisition, management determined the estimated fair values of assets acquired and liabilities assumed.

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

The purchase accounting adjustments recorded as part of the acquisition of Hawthorne resulted in a fair value adjustment of a net discount of $15.1 million to the carrying value of loans. This discount is being amortized over the estimated remaining life of the loans and is expected to be accreted through interest income over 20 months. The goodwill of $334.3 will not be amortized but evaluated for impairment in accordance with SFAS No. 142 and will not be deductible for tax purposes. The core deposit intangible of $6.4 million is being amortized over 10 years. The value of Hawthorne’s owned land and building improvements was increased by $1.1 million and $831,000, respectively, with the building improvements being amortized over an estimated life of 20 years. The fair value adjustment to the carrying value of certificates of deposit resulted in a net premium of $4.3 million, which is being amortized on a level yield basis over the life of the fixed-rate deposits with a weighted average maturity approximating six months. The fair value adjustment to the carrying value of FHLB of San Francisco advances resulted in a net premium of $15.5 million. In connection with the closing of the Hawthorne acquisition transaction, the Company prepaid $331.0 million of Hawthorne’s FHLB advances. There was approximately $15.7 million of fair value premium associated with the advances that were prepaid. As a result, there remained a net discount of approximately $273,000, which is being accreted through interest expense over the life of the fixed-term advances, which approximates 27 months. The fair value adjustment to the carrying value of the junior subordinated debentures is a $2.9 million premium, which is being amortized over 45 months.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Professional and legal fees of $6.8 million related to the Hawthorne acquisition have been capitalized as part of the purchase price. In addition, total severance and related costs of $8.7 million and lease termination costs of $1.0 million were recorded as part of the acquisition transaction. As of December 31, 2004, all of these costs have been incurred and paid, except for $827,000 of remaining lease termination costs that will be paid through November 2005.

Pro forma consolidated results of income for the years ended December 31, 2004 and 2003, respectively as though Hawthorne had been acquired as of January 1, 2003 are as follows:

	Year Ended December 31
	2004	2003
	(Dollars in thousands, except per share amounts)
Net interest income	$147,686	$121,854
Net income	50,661	48,937
Basic earnings per share	0.95	0.95
Diluted earnings per share	0.89	0.88

The pro forma consolidated net income for the year ended December 31, 2004 includes merger-related costs recorded on the books of Hawthorne that reduced net income by $14.2 million.

In connection with the closing of the acquisition of Hawthorne, the Company sold $331.1 million of mortgage-backed securities that were carried on Hawthorne’s books and prepaid $331.0 million of Hawthorne’s FHLB advances, unwinding a wholesale leverage position that was on Hawthorne’s books at a negative spread. Additionally, the Company securitized approximately $27.0 million of Hawthorne’s single-family residential loans and subsequently sold them, resulting in a gain on sale of securities of $1.2 million.

On July 1, 2002, the Company acquired from related parties Financial Institutional Partners, LLC (“FIP, LLC”), a NASD-regulated broker dealer, and its managing member, FIP, Inc. FIP, LLC was merged into FIP, Inc. and the corporate name was changed to ComCap Financial Services, Inc. A total of $79,000 in cash was paid to a related party who is an officer and director of the Company in order to acquire the broker dealer. This transaction was accounted for as a purchase business combination in accordance with SFAS 141 and resulted in the Company recording goodwill of $21,000.

(3)	Securities

Carrying amounts and fair value of securities available-for-sale as of December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$494,253	$464	$(3,452)	$491,265

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$562,972	$637	$(2,980)	$560,629
U.S. government treasury bill	100	—	—	100

	$563,072	$637	$(2,980)	$560,729

At December 31, 2004, thirteen mortgage-backed securities with a fair value of $129.3 million and unrealized losses of $2.6 million were in a continuous unrealized loss position for a period greater than 12 months. The contractual cash flows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. It is expected that these securities would not be settled at a price less than the amortized cost of the investment. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair value of investment securities as of December 31, 2004 and 2003, by contractual maturities, are not shown since maturities may differ from contractual maturities in mortgage-backed securities as the mortgages underlying the securities may be called or prepaid without any penalties.

Securities available-for-sale with a carrying value of approximately $480.3 million and $370.3 million at December 31, 2004 and 2003, respectively, were pledged as collateral as follows: $194.7 million and $181.0 million, respectively, for advances from the FHLB, zero and $76.4 million, respectively, for various repurchase agreements, $285.3 million and $112.9 million, respectively, for deposits from the State of California and $200,000 and zero, respectively, for the Bank’s Treasury, Tax and Loan program. As of December 31, 2004, and 2003, the Company had $24.3 million and $15.2 million, respectively, of excess security collateral at the FHLB.

Gross realized gains and losses from the sale of $510.2 million of securities available-for-sale for the year ended December 31, 2004 were $2.2 million and $95,000, respectively. The gross gains and losses on securities sales for the year ended December 31, 2004 included $331.1 million of mortgage-backed securities sold in connection with the closing of the acquisition of Hawthorne for a net loss of $45,000 and the sale of the $27.0 million in securitized single family residential loans acquired from Hawthorne for a gain of $1.2 million.

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

The table below sets forth the components of the change in the net unrealized loss or gain on securities available-for-sale reflected in comprehensive income:

	December 31,
	2004	2003	2002
Unrealized holding (losses) gains, net of taxes $(363,000), $(1.1) million and $2.7 million	$(499)	$(1,546)	$3,685
Less: reclassification adjustment for (losses) gains included in net income, net of taxes $(91,000), $2.5 million and $(366,000)	(127)	3,392	(507)

Total change in net unrealized (loss) gain on securities available-for-sale	$(372)	$(4,938)	$4,192

(4)	Loans

The loan portfolio as of December 31, 2004 and 2003 is summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Real estate mortgage loans:
Single family (one to four units)	$841,818	$3,193
Multi-family (five units and over)	2,396,788	935,063
Commercial real estate	420,015	108,560
Construction	225,058	—
Land	56,308	—

Total real estate loans	3,939,987	1,046,816
Business, consumer and other loans	16,360	5,711

Total loans(1)	3,956,347	1,052,527
Net deferred loan fees, premiums and discounts(2)	(5,708)	(953)
Allowance for loan losses	(36,835)	(3,942)

Loans held for investment, net	$3,913,804	$1,047,632

(1)	Net of loans-in-process balances of $150.9 million and $14.6 million at December 31, 2004 and 2003, respectively.
(2)	Includes remaining purchase accounting discounts of $8.3 million as of December 31, 2004.

Loans held for sale as of December 31, 2004 consists of one multi-family loan. All loans held-for-sale at December 31, 2003 were multi-family loans.

At December 31, 2004, the Company serviced for others $212.5 million of real estate loans. Total loans serviced for others were comprised of $203.7 million of single family loans, $961,000 of multi-family loans, $5.5 million of commercial real estate loans and $2.3 million of construction loans.

Loans with unpaid principal of approximately $3.23 billion and $1.03 billion at December 31, 2004 and 2003, respectively, were pledged as collateral on advances and a letter of credit from the FHLB. At

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

December 31, 2004 and 2003, the Company had $718.5 million and $115.5 million, respectively, of excess loan collateral at the FHLB.

At December 31, 2004, 2003 and 2002, the Company had nonaccrual loans with an outstanding net principal balance of $6.6 million, $129,000 and zero, respectively. Included in nonaccrual loans were TDRs totaling $39,000 and $129,000 and zero at December 31, 2004, 2003 and 2002, respectively. The Company’s total recorded investment in impaired loans as of December 31, 2004 and 2003 was $7.0 million and $129,000, respectively. The average recorded investment in impaired loans for the period ended December 31, 2004 and 2003 was $5.8 million and $184,000, respectively. There were no specific valuation allowances associated with the Company’s impaired loans and there were no impaired loans as of December 31, 2002.

There was no interest income recognized on nonaccrual loans as of December 31, 2004 and 2003. If nonaccrual loans had been performing for the entire year, the income recognized would have been $241,000 and $21,000 for the years ended December 31, 2004 and 2003, respectively.

The Company’s aggregate recorded investment in TDRs was $451,000, $129,000 and zero at December 31, 2004, 2003 and 2002, respectively. TDR interest income included in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 was $27,000, zero and zero, respectively. Interest income that would have been recognized on the TDRs for the years ended December 31, 2004 and 2003 had borrowers paid the original loan interest rate throughout each year was $40,000 and $27,000, respectively. Interest income that would have been recognized based upon the modified interest rate for years ended December 31, 2004 and 2003 was $37,000 and $21,000, respectively.

(5)	Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$3,942	$2,716	$1,107
Provision for loan losses	—	1,286	1,609
Allowance acquired through business combination	32,885	—	—
Amounts charged off	(43)	(64)	—
Recoveries on loans previously charged off	51	4	—

Balance, end of year	$36,835	$3,942	$2,716

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(6)	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Building and leasehold improvements(1)	$4,278	$854
Equipment and furnishings	6,585	2,007
Computer software	844	160

	11,707	3,021
Less accumulated depreciation and amortization	2,721	1,487

	8,986	1,534
Land	1,332	—

Total premises	$10,318	$1,534

(1)	Includes remaining acquisition premium of $806,000.

Depreciation and amortization expense related to premises and equipment, including amortization of acquisition premiums, for the years ended December 31, 2004, 2003 and 2002 was $1.6 million, $402,000 and $283,000, respectively.

(7)	Goodwill and Core Deposit Intangible

The changes in the carrying amount of goodwill are as follows:

	December 31,
	2004	2003
Balance, beginning of year	$13,035	$13,035
Goodwill acquired during the year	344,332	—

Balance, end of year	$357,367	$13,035

Goodwill acquired during the year related solely to the acquisition of Hawthorne and was allocated to the Bank and Commercial Capital Bancorp, 99% and 1%, respectively. There were no impairment losses recorded during the years ended December 31, 2004 and 2003.

As of December 31, 2004, the Company’s intangible assets subject to amortization included the core deposit intangible asset (“CDI”) acquired in the Hawthorne acquisition. The CDI asset as of December 31, 2004 had a gross carrying amount of $6.4 million and will be amortized over 10 years. Accumulated amortization and amortization expense totaled $464,000 as of and for the year ended December 31, 2004. The Company had no CDI assets prior to the Hawthorne acquisition.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Estimated future amortization for the Company’s CDI asset as of December 31, 2004 is as follows:

Years Ended December 31:
2005	$651
2006	624
2007	624
2008	624
2009	624
Thereafter	2,755

$5,902

(8)	Deposits

Deposits and the weighted average interest rates at December 31, 2004 and 2003 are comprised of the following:

	Weighted average rate at December 31, 2004	Amount	Percent
	(Dollars in thousands)
Demand deposits—Noninterest bearing	—%	$97,931	4.3%
Demand deposits—Interest bearing	0.30	78,003	3.5
Money market checking	1.90	473,344	21.0
Money market savings	1.56	245,306	10.9
Savings	1.82	336,474	14.9

Total transaction accounts	1.56	1,231,058	54.6

Certificates of deposit:
90-day	1.61	34,887	1.6
180-day	2.02	92,349	4.1
One-year	2.17	206,685	9.2
Over one-year	2.80	108,856	4.8
Jumbo certificates	2.16	487,865	21.6
Brokered certificates	1.95	93,161	4.1

Total certificates of deposit(1)	2.18	1,023,803	45.4

	1.84	$2,254,861	100.0%

(1)	Excludes the premium associated with the certificates of deposit acquired from Hawthorne of $1.9 million as of December 31, 2004.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

	Weighted average rate at December 31, 2003	Amount	Percent
	(Dollars in thousands)
Demand deposits—Noninterest bearing	—%	$12,125	1.9%
Demand deposits—Interest bearing	0.03	942	0.1
Money market checking	1.98	372,273	57.7
Money market savings	—	—	—
Savings	1.46	2,700	0.4

Total transaction accounts	1.91	388,040	60.1

Certificates of deposit:
90-day	1.06	1,191	0.2
180-day	1.18	1,284	0.2
One-year	1.76	18,298	2.8
Over one-year	2.29	60,667	9.4
Jumbo certificates	1.15	108,126	16.8
Brokered certificates	1.76	67,990	10.5

Total certificates of deposit	1.62	257,556	39.9

	1.80	$645,596	100.0%

The scheduled maturities of the certificates of deposit at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Within 12 months	$885,901	$160,921
13 to 24 months	102,288	92,941
25 months and thereafter	35,614	3,694

Total certificates of deposit(1)	$1,023,803	$257,556

(1)	Excludes the premium associated with the certificates of deposit acquired from Hawthorne of $1.9 million as of December 31, 2004.

Brokered certificates of deposit of $93.2 million at December 31, 2004 are scheduled to mature between February 28, 2005 and January 3, 2006.

Eligible savings accounts are insured up to $100,000 by the Savings Bank Insurance Fund (SAIF), which is administered by the FDIC. Jumbo certificates are certificates of deposit in excess of $100,000.

At December 31, 2004, the Company had four deposit accounts with the State of California for $295.0 million that totaled 13.1% of total deposits, which are scheduled to mature between January 31, 2005 and March 31, 2005. The Company also had transaction account deposits from Timcor Exchange Corporation (“TIMCOR”) that totaled $151.6 million or 6.7% of total deposits. On February 17, 2005, the Company acquired TIMCOR. See note 24 for further discussion.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(9)	Repurchase Agreements and Fed Funds Purchased

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

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003
	(Dollars in thousands)
Balance at end of year	$—	$74,475
Average balance during the year	26,357	86,686
Maximum month-end balance during the year	146,124	182,139
Securities underlying the agreements at year-end:
Amortized cost	—	76,166
Estimated fair value	—	76,423
Weighted average interest rate at year-end	—%	1.15%

As of the year ended December 31, 2004, the Company had an outstanding balance of fed funds purchased of $101.0 million. The average balance during the year ended December 31, 2004 was $19.0 million and the maximum month-end balance during the year ended December 31, 2004 was $101.0 million. The weighted average rate at December 31, 2004 was 2.25%. The Company had no fed funds purchased prior to 2004.

(10)	Advances from Federal Home Loan Bank of San Francisco

Advances from the FHLB of San Francisco are scheduled to mature as follows:

	December 31,
	2004			2003
	Amount		Weighted average rate	Amount		Weighted average rate
	(Dollars in thousands)
Due within one year	$1,562,700		2.2%	$179,000		1.5%
After one but within two years	266,000		2.1	580,500		1.8
After two but within three years	—		—	35,000		1.7
After four but within five years	—		—	—		—
After five years	27,000		5.9	27,000		5.9

	$1,855,700	(1)	2.2	$821,500	(1)	1.8

(1)	Excludes net acquisition premiums of $649,000 and $1.0 million as of December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004, 2003 and 2002, the Bank prepaid $214.0 million, $67.2 million and $66.0 million, respectively, of FHLB fixed term advances. The Bank paid the FHLB prepayment fees totaling $1.2 million, $1.3 million and $903,000, respectively, during the years ended December 31, 2004, 2003 and 2002, which is recorded as “loss on early extinguishment of debt” in the Consolidated Statements of Income. In conjunction with the acquisition of Hawthorne, the Bank also prepaid $331.0 million in FHLB

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

advances and paid FHLB prepayment fees of $15.7 million. However, the value of the prepayment fee was equal to the remaining unamortized purchase accounting premium recorded at acquisition date and therefore had no impact on the Company’s Consolidated Statement of Income for the year ended December 31, 2004.

The Bank entered into $27 million of advances from the FHLB of San Francisco, which have an original ten-year maturity but can be redeemed by the FHLB of San Francisco at its option on a quarterly basis.

At December 31, 2004 and 2003, FHLB of San Francisco advances are collateralized by real estate mortgages totaling approximately $3.23 billion and $1.03 billion respectively, and mortgage-backed securities totaling approximately $194.7 million and $181.0 million, respectively, in addition to the Bank’s investment in the capital stock of the FHLB of San Francisco.

(11)	Warehouse Line of Credit

CCM has one warehouse line of credit agreement (the Agreement) with a financial services company, which provides for borrowings up to $100 million with interest payable currently at one month London Interbank Offered Rated (“LIBOR”) plus 1.00%. The Agreement is renewable annually with the next expiration date on August 31, 2005. At December 31, 2004, there were no borrowings under the Agreement. Subsequent to December 31, 2004, the Agreement was amended to reduce CCM’s available line of credit to $60 million effective February 1, 2005. CCM requested the reduction in the available line of credit due to the decline in the loan origination activity of CCM as loans are being originated by the Bank.

At December 31, 2003, CCM had one warehouse line of credit agreement with a financial services company, which provided for borrowings up to $100 million with interest payable currently at one month LIBOR plus 1.00%. At December 31, 2003, the weighted average interest rate being paid by CCM was 2.13%. CCM is also charged various fees based on the utilization of the line and the profitability of CCM. At December 31, 2003, borrowings under the Agreement totaled $13.8 million.

Under the Agreement, CCM must comply with certain financial and other covenants including, among other things, the maintenance of a minimum tangible net worth and a maximum leverage ratio. At December 31, 2004 and 2003, CCM was in compliance with these covenants. The line of credit is collateralized by the related multifamily and commercial real estate mortgage loans included in loans held-for-sale.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(12)	Junior Subordinated Debentures

The Company has issued junior subordinated debentures to eight unconsolidated trust subsidiaries. The respective trust subsidiaries purchased the junior subordinated debentures through the issuance of trust preferred securities, which have substantially identical terms as the junior subordinated debentures. The Company is also the owner of the beneficial interests represented by the common securities issued by the respective trusts. During the year ended December 31, 2004, the Company issued $25.8 million in floating rate junior subordinated debentures through three separate trust subsidiaries and acquired in the Hawthorne acquisition $52.6 million, excluding the purchase accounting premium, issued through four separate trust subsidiaries. As of December 31, 2004, the Company’s outstanding debentures included an aggregate $123.2 million of floating rate and $9.3 million of fixed rate junior subordinated debentures, excluding acquisition premiums of $2.6 million.

Subsidiary	Date of Issuance	Maturity Date	Common Security Amount	Junior Subordinated Debt issued by the Company (1)	Rate Cap	Rate	Call Date (2)
	(Dollars in thousands)
CCB Capital Trust I	11/28/01	12/8/31	$464	$15,464	11.0%	6 mos. LIBOR + 3.75%	12/8/06
CCB Capital Trust III	3/15/02	3/31/32	155	5,155	12.0	3 mos. LIBOR + 3.75%	3/31/07
CCB Statutory Trust II	3/26/02	3/26/32	464	15,464	11.0	3 mos. LIBOR + 3.60%	3/26/07
CCB Capital Trust IV	9/25/03	10/8/33	232	7,732	N/A	3 mos. LIBOR + 2.90%	10/8/08
CCB Capital Trust V	12/19/03	1/23/34	310	10,310	N/A	3 mos. LIBOR + 2.75%	1/23/09
CCB Capital Trust VI	3/31/04	4/15/34	310	10,310	N/A	3 mos. LIBOR + 2.65%	4/15/09
CCB Capital Trust VII	5/27/04	7/23/34	232	7,732	N/A	3 mos. LIBOR + 2.50%	7/23/09
CCB Capital Trust VIII	6/22/04	7/23/34	232	7,732	N/A	6 mos. LIBOR + 2.50%	7/23/09
HFC Capital Trust I	3/28/01	6/8/31	300	9,300	N/A	Fixed 10.18%	6/8/11
HFC Capital Trust II	11/28/01	12/8/31	155	5,155	11.0	6 mos. LIBOR + 3.75%	12/8/06
HFC Capital Trust III	4/10/02	4/22/32	681	22,681	11.0	6 mos. LIBOR + 3.70%	4/22/07
HFC Capital Trust IV	11/1/02	11/15/32	464	15,464	12.0	6 mos. LIBOR + 3.35%	11/15/07

			$3,999	$132,499

(1)	Excludes acquisition premiums of $2.6 million as of December 31, 2004.
(2)	All issues are callable at par at the call date, except HFC Capital Trust I, which is callable at 105.09%.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(13)	Income Taxes

The cumulative tax effects of the primary temporary differences as of December 31, 2004 and 2003 are shown in the following table:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting adjustments	$2,441	$428
Stock compensation plans	1,862	1,185
Unrealized loss on securities available-for-sale	1,255	986
Loan loss allowances	15,658	1,654
State taxes	—	564
Debt refinance	1,358	—
Net operating loss	1,633	—
Other	1,232	143

Total deferred tax assets	25,439	4,960

Deferred tax liabilities:
FHLB stock dividends	5,565	935
Loan origination costs deducted on tax return	5,492	2,013
State taxes	150	—
Other	1,046	31

Total deferred tax liabilities	12,253	2,979

Net deferred tax assets	$13,186	$1,981

At December 31, 2004 and 2003, no valuation reserve was considered necessary as management believed it was more likely than not that the deferred tax assets would be realized due to taxes paid in prior years or future profitable operations. Deferred tax assets related to net operating losses (“NOLs”) are primarily comprised of those acquired in the Hawthorne acquisition. The NOLs will expire by 2015.

At December 31, 2004 and 2003, the Company had a current tax receivable of $7.2 million and a current tax liability of $485,000, respectively.

The income tax expense recorded in the statements of income for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	December 31, 2004
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense	$13,891	$13,603	$27,494
State tax expense	1,970	4,731	6,701

Total	$15,861	$18,334	$34,195

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

	December 31, 2003
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense	$8,313	$1,664	$9,977
State tax expense	2,589	676	3,265

Total	$10,902	$2,340	$13,242

	December 31, 2002
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense (benefit)	$6,015	$(949)	$5,066
State tax expense (benefit)	1,775	(158)	1,617

Total	$7,790	$(1,107)	$6,683

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income for the years ended December 31, 2004, 2003 and 2002 as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Computed “expected” tax expense	$31,660	$11,785	$5,737
Change in income taxes resulting from:
State income taxes, net of federal taxes	4,356	2,122	1,051
Officer life insurance	(487)	(215)	(97)
Low income housing and other tax credits	(1,369)	(357)	—
Change in tax rate	—	—	(60)
Other	35	(93)	52

	$34,195	$13,242	$6,683

Included in the tax credits recognized for the year ended December 31, 2004 is $500,000 related to the Bank’s equity investment in NMTC Fund 2. The remaining tax credits relate to the Company’s investments in various low income housing projects. In addition, the Company recognized a $2.0 million state tax credit related to its investment in NMTC Fund 2 during the year ended December 31, 2004.

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

The Company’s exposure to loan loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

obligations as it does for on-balance-sheet instruments. The Company’s exposure to off-balance-sheet risk for commitments to extend credit or purchase loans is approximately $271.9 million and $65.1 million as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, the FHLB of San Francisco issued one letter of credit (“LC”) to the Bank totaling $38.5 million. The LC is used, in conjunction with other mortgage-backed securities, to fulfill the collateral requirements for four deposits totaling $295.0 million placed by the State of California. The LC matures on January 16, 2005 and a maintenance fee of 15 basis points per annum was paid monthly by the Bank. The LC arrangement was part of the Hawthorne acquisition and the Bank did not renew the agreement upon maturity.

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

At December 31, 2004 and 2003, the Company had commitments to fund the undisbursed portion of existing loans of $150.9 million and $14.6 million, respectively. The increase in activity during the year ended December 31, 2004 was due to the acquisition of Hawthorne’s construction lending platform. The Company maintains a reserve for unfunded commitments included in “Other Liabilities” included in the Consolidated Statement of Financial Condition that totaled $1.6 million as of December 31, 2004. The reserve for unfunded commitments had an initial balance of $2.0 million which was acquired in the Hawthorne transaction. During the year ended December 31, 2004, the Company recorded a recapture of reserves totaling $400,000 due to the decline in the undisbursed portion of construction loans subsequent to the acquisition of Hawthorne. No other activity occurred during 2004 and there was no reserve for unfunded commitments prior to the acquisition of Hawthorne.

(c)	Lease Commitments

The Company leases certain of its office facilities under operating leases. The premises leases generally provide that the Company pays common area maintenance (“CAM”), including property taxes, insurance and other items. In addition certain premises leases provide for annual payment adjustments based on changes in the Consumer Price Index. The future minimum rental payments under these leases, excluding CAM, at December 31, 2004 are as follows:

(Dollars in thousands)
2005	$4,887
2006	3,649
2007	3,464
2008	3,296
2009	2,772
Thereafter	4,760

$22,828

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3.4 million, $802,000, and $641,000, respectively.

The Company leases certain office equipment under operating leases. Current lease agreements related to office equipment require annual payments of $54,000.

(d)	Service Contract Commitments

In June 2004, the Company entered into a three year agreement with SBC Global Services, Inc., to provide the Company with data network services. At December 31, 2004, the related monthly recurring charges approximated $23,000.

In October 2004 and as a result of the Hawthorne acquisition, the Bank assumed the maintenance agreement with Union Bank of California, N.A. (“Union Bank”) to provide its item processing services. The agreement with Union Bank expires in November 2005 and based on current volume of activity the agreement requires monthly maintenance payments of approximately $38,000. Also in conjunction with the Hawthorne acquisition, the Bank entered into a maintenance agreement with its data processing and online banking service provider, Open Solutions, Inc., which expires in October 2009. Based on current volume of activity, the agreement requires monthly maintenance payments of approximately $50,000.

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

(f)	Litigation

In the ordinary course of business, the Company becomes involved in litigation. In the opinion of management and based on the advice of the Company’s legal counsel, the disposition of outstanding litigation is not expected to have a material effect on the Company’s consolidated financial statements.

(15)	Employee Benefit Plans

The Company has a salary deferral 401(k) plan for all employees who have completed 90 days of service. Employees participating in the 401(k) plan may contribute a portion of their salary on a pretax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the 401(k) plan are invested at the direction of the participant. The Company currently matches 100% of the employee’s contribution up to the

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

first 4% of the employee’s salary. At December 31, 2004, the 401(k) plan held 169,360 shares of the Company’s common stock which have been allocated to various participant accounts. The Company’s contributions to the 401(k) plan were $572,000, $224,000 and $163,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

On July 23, 2002, the Bank entered into the following agreements with each of Messrs. Gordon, DePillo, and Hagerty, and CCM entered into the following agreements with Mr. Williams: (1) a split dollar agreement, (2) a salary continuation agreement and (3) an executive bonus agreement. On November 26, 2002, the Bank entered into these agreements with Messrs. Sanchez and Walsh. On August 29, 2003, the above agreements for Mr. Williams were assumed by the Bank since he became an officer of the Bank on April 1, 2003 in connection with the transfer of the Company’s loan originations function from CCM to the Bank. On September 10, 2004, the Bank entered into the split dollar and salary continuation agreements with Mr. Noble. On November 1, 2004, the Bank entered into the executive bonus agreement with Mr. Noble.

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

Pursuant to the salary continuation agreements, the Bank has agreed to pay certain benefits to each executive upon their retirement, involuntary termination, disability, or upon a change of control. Upon their retirement, defined as any termination of employment after the executive’s sixtieth birthday for reasons other than death or termination for cause, the executives will be entitled to an annual benefit, payable in equal monthly installments for twenty years. The Bank has reserved the right to increase such benefit. The benefits payable in connection with retirement will be in lieu of any other benefit under the salary continuation agreements. Upon an involuntary termination or a disability, the executives will be entitled to a lump sum payment that increases over time depending on when the involuntary termination or disability occurs. An involuntary termination is defined as any termination prior to retirement other than an approved leave of absence, termination for cause, disability or any termination within twelve months following a change of control. The benefits payable in connection with an involuntary termination or disability will be in lieu of any other benefit under the salary continuation agreements. In the event of a change of control, the executives will be entitled to an annual benefit for twenty years, payable in equal monthly installments, which payments will commence on the month following the executive’s sixtieth birthday. The benefit payable in connection with a change in control will be in lieu of any other benefit under the salary continuation agreements. A change of control is defined as a transfer of more than 20% of the Bank’s outstanding common stock to one entity or person followed within twelve months by the executive’s involuntary termination. All payments under the salary continuation agreements will cease upon the executive’s death. The liability recorded in “Other Liabilities” in the Consolidated Statements of Financial Condition for these salary continuation agreements amounted to $540,000 and $269,000 at December 31, 2004 and 2003, respectively. The Bank funds this liability with insurance contracts and the accrued expenses are charged to compensation expense over the expected remaining years of employment. Salary continuation expense amounted to $271,000, $175,000 and $70,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pursuant to the executive bonus agreements, the Bank agreed to pay each executive a bonus award for each calendar year equal to the executive’s economic benefit under the split dollar agreement divided by one minus the Bank’s marginal income tax rate for the calendar year preceding such payment. The Bank will

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

continue to pay the bonus until the earlier of the executive’s voluntary termination, death or termination for cause. The Bank has the right to terminate the executive bonus agreements at any time. The bonus is not fixed and fluctuates based on, among other things, the age of the executives. As of December 31, 2004, the bonus which would be payable to each of the executives would not exceed approximately $7,000.

(16)	Related Party Transactions

Brakke Schafnitz Insurance Brokers, Inc., an insurance brokerage company controlled by Mr. James G. Brakke, one of the directors of both the Company and the Bank, received insurance premium payments from the Company amounting to $1.3 million, $259,000 and $161,000 for the years ended December 31, 2004, 2003, and 2002, respectively, for providing insurance brokerage services to the Company. Brakke Schafnitz Insurance Brokers, Inc. remits these insurance premium payments to the insurance carriers and receives a commission, which is a portion of the total insurance premium. The Company believes that the commissions earned by Brakke Schafnitz Insurance Brokers, Inc. are comparable to commissions that an independent third party would earn in an arm’s length transaction.

During the years ended December 31, 2004, 2003 and 2002 the Company paid $1,000, $30,000 and $98,000, respectively, in legal fees to law firms in which Gregory G. Petersen was a partner. Mr. Petersen is the brother-in-law of Stephen H. Gordon, the Company’s Chairman and Chief Executive Officer.

On July 1, 2002, the Company paid $79,000 in cash to a related party, who is an officer and director of the Company, in order to acquire ComCap. See note 2.

(17)	Stockholders’ Equity and Earnings Per Share

The Company’s board of directors approved a stock repurchase plan during the year, authorizing the repurchase of up to 2.5% of the Company’s pro-forma outstanding shares of common stock (giving effect to the acquisition of Hawthorne). Authorized repurchases under this plan are not to exceed $20 million and there was no time limit imposed on the repurchase plan. For the year ended December 31, 2004, the Company repurchased 831,700 shares at an average share price of $19.12. As of December 31, 2004, the approximate dollar value of shares remaining under the repurchase program was $4.1 million. The Company did not repurchase common shares outstanding during the year ended December 31, 2003 and repurchased 198,156 common shares for the year ended December 31, 2002.

The Company’s Board of Directors initiated a cash dividend policy during 2004 and declared an initial cash dividend of $0.04 per share, or an aggregate of $2.1 million, which was paid on August 30, 2004. In October 2004, the Company declared a cash dividend of $0.05 per share, or an aggregate of $2.7 million, which was paid on November 29, 2004. There were no cash dividends paid during the years ended December 31, 2003 and 2002.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Information used to calculate earnings per share for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income	$56,262	$20,429	$9,710
Weighted average shares:
Basic weighted average number of common shares outstanding	43,749,774	29,329,289	18,231,368
Dilutive effect of common stock equivalents:
Options	2,249,110	1,781,919	1,226,468
Warrants	346,934	—	—
Restricted stock awards	6,071	—	—

Total dilutive common stock equivalents	2,602,115	1,781,919	1,226,468

Diluted weighted average number of common shares outstanding	46,351,889	31,111,208	19,457,836

Net income per common share:
Basic	$1.29	$0.70	$0.53
Diluted	1.21	0.66	0.50

As of December 31, 2004, shares of unvested restricted stock awards totaled 21,806 and were excluded from the weighted average outstanding shares used in the calculation of basic earnings per share. Shares of restricted stock awards were included in the calculation of the weighted average outstanding shares used for diluted earnings per share if the shares had a dilutive effect.

In June 2004, in connection with the Hawthorne acquisition, the Company issued 23,484,930 shares of common stock for Hawthorne’s outstanding shares. The Company also issued 949,319 warrants for the outstanding warrants of Hawthorne. The warrants are all currently exercisable and expire on December 11, 2005. As of December 31, 2004, 324,200 warrants were outstanding. During the year ended December 31, 2004, 625,119 shares were exercised at an exercise price of $0.74 per share. There were no additional grants or cancellation of warrants during the year.

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

Employees’ stock plans

In April 2004, the Company adopted the Commercial Capital Bancorp 2004 Long-Term Incentive Plan (“2004 Stock Plan”), which is both an incentive and non-statutory stock plan in which options to purchase shares of the Company’s common stock or other stock awards are granted at the discretion of the board of directors to management, employees, non-employee directors, consultants and other independent advisors to

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

the Company. Under the 2004 Stock Plan the Company may grant stock options, restricted stock and stock appreciation rights up to 1,000,000 shares of common stock. The exercise price of the options is based on the fair market value of the Company’s stock at the time options are granted. Options vest in equal increments over three years and the term of any option may not exceed 10 years. Under the 2004 Stock Plan, grants of restricted stock awards are tied to employment with the Company and may be forfeited upon termination of employment. The fair value of the restricted stock awards is based on the fair value of the Company’s stock and is deferred at grant date and recorded as compensation expense over the service or vesting period. Deferred compensation expense is reflected as a component of stockholders’ equity and compensation expense is reflected as “Non-cash Compensation” in the Company’s Consolidated Statements of Income. Also, under the 2004 Stock Plan, the board of directors is authorized to grant stock appreciation rights, the terms of which are to be set at the date of grant. As of December 31, 2004, there have been no grants of restricted stock awards or stock appreciation rights under the 2004 Stock Plan. Upon certain change of control events, stock options and all other stock-related awards may become fully vested. As of December 31, 2004, the number of stock options and other stock-related awards available under the 2004 Stock Plan was 1,000,000.

In conjunction with the acquisition of Hawthorne, the Company assumed the Hawthorne 2001 Stock Incentive Plan (“2001 Stock Plan”), which provided for grants of incentive and nonqualified stock options and other stock-related compensation to employees, non-employee directors, consultants and other independent advisors who provided services to Hawthorne. At acquisition date, the Company issued a total of 1,386,552 shares of its common stock to replace the Hawthorne outstanding options on 1,009,850 shares, and remaining options available for grant under the 2001 Stock Plan on 376,702 shares. Outstanding options under the 2001 Stock Plan to date have only been granted to employees and directors of Hawthorne. Under the 2001 Stock Plan, the exercise price of any option generally may not be less than the fair market value of the common stock on the date of grant, although under limited circumstances, the exercise price may be as low as 85% of the fair market value of the common stock on date of grant, and the term of any option may not exceed 10 years. As of December 31, 2004, the number of stock options available under the 2001 Stock Plan was 376,702.

On January 27, 2000, the Company adopted the Commercial Capital Bancorp 2000 Stock Plan (“2000 Stock Plan”) which is both an incentive and non-statutory stock option plan in which options to purchase shares of the Company’s common stock are granted at the discretion of the board of directors to management, employees, and non-employee directors. Under the 2000 Stock Plan, the Company may grant options or other stock-related awards for up to 6,000,000 shares of common stock. Purchase prices associated with all stock-related awards are based on the Company’s estimate of the fair market value of the Company’s stock at the time stock-related awards are granted. Under the 2000 Stock Plan, options, if not exercised, will expire ten years from the date they were granted. Under the 2000 Stock Plan, grants of restricted stock awards are tied to employment with the Company and may be forfeited upon termination of employment. The fair value of the restricted stock awards is based on the fair value of the Company’s common stock at the date of grant and is deferred at grant date and recorded as compensation expense over the service or vesting period. The restricted stock awards vest one-third on each of the next three anniversary dates. Deferred compensation expense is reflected as a component of stockholders’ equity and compensation expense is reflected as “Non-cash Compensation” in the Company’s Consolidated Statements of Income. Upon certain change of control events, stock options and other stock-related awards will become fully vested. As of December 31, 2004, the number of stock options or other stock-related awards available for grant under the 2000 Stock Plan was 14,337.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Presented in the table below is a summary of stock option transactions under the stock plans described above for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Under option, beginning of year	4,678,797	$3.47	5,923,490	$2.80	2,582,448	$1.49
Granted	65,000	18.03	312,166	9.08	3,461,670	3.76
Issued for Hawthorne acquisition	1,009,850	5.63	—	—	—	—
Terminated and canceled	(56,712)	8.49	(308,065)	3.49	(92,648)	2.33
Exercised	(1,265,209)	3.80	(1,248,794)	1.70	(27,980)	1.77

Under option, end of year	4,431,726	4.02	4,678,797	3.47	5,923,490	2.80

Options exercisable, end of year	3,845,684	3.57	3,015,032	2.67	3,099,268	1.86
Available for grant, end of year	1,391,039		44,429		48,530

Information concerning currently outstanding and exercisable options at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining life (Yrs)	Weighted average outstanding price	Number exercisable	Weighted average exercise price
Options issued at prices less than $3.00 per share	2,296,710	6.4	$2.19	2,259,141	$2.18
Options issued at prices between $3.00 and $4.99 per share	1,549,833	7.6	4.82	1,204,823	4.81
Options issued at prices between $5.00 and $6.99 per share	209,867	6.4	5.98	200,977	5.96
Options issued at prices between $7.00 and $8.99 per share	71,000	8.4	8.24	35,495	8.24
Options issued at prices higher than $9.00 per share	304,316	8.6	11.34	145,248	10.38

	4,431,726			3,845,684

During 2004, the Company issued 21,806 shares of restricted stock awards to executives under the 2000 Stock Plan. The weighted average fair value of the restricted stock awards at grant date was $16.05 per share. The restricted stock awards vest one-third on each of the next three anniversary dates. As of December 31, 2004, all shares were unvested and the Company recorded compensation expense of $117,000. Prior to 2004, there were no grants of restricted stock awards under the stock plans discussed above.

Phantom Unit Awards

In the first quarter of 1999, CCM established phantom unit award agreements (“Phantom Award Agreements”) whereby three key employees would receive compensation based on the increase in the fair value of CCM’s underlying units. Such compensation was to be paid to the employees at a future date in the form of partnership units or common stock of the Company. The Phantom Award Agreements were accounted for as a variable plan based on ratable vesting over a five year period.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

On December 22, 2000, the Phantom Award Agreements were converted to restricted stock award agreements and the number of shares to be awarded was fixed at 936,000 shares. At the date the plan became a fixed plan, the fair value of the Company’s common stock was $2.59 and the vesting period for the remaining unvested portion was extended to five years with cliff vesting to occur at the end of the five year period or upon the occurrence of a change in control or the period subsequent to the lock-up period following an initial public offering. On December 17, 2002, the Company started trading its common stock on the Nasdaq as part of its initial public offering. During 2003, all share awards vested except for 129,600 shares, which did not vest due to the departure of one of the employees prior to June 15, 2003. In 2004, the Company continues to recognize tax benefits as a component of stockholders’ equity related to the appreciation of vested stock awards that were deferred by employees.

(19)	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted assets (as defined) and tangible capital to tangible assets. Management believes, as of December 31, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Amount		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total risk-based capital (to risk-weighted assets)	$409,426	12.2%	$268,320	8.0%	$335,400	10.0%
Tier I (Core) capital (to risk-weighted assets)	372,591	11.1	134,160	4.0	201,240	6.0
Tier I (Core) capital (to adjusted assets)	372,591	8.0	186,068	4.0	232,585	5.0
Tangible capital (to tangible assets)	372,591	8.0	69,775	1.5	N/A	N/A
As of December 31, 2003:
Total risk-based capital (to risk-weighted assets)	$139,112	13.9%	$80,250	8.0%	$100,313	10.0%
Tier I (Core) capital (to risk-weighted assets)	135,170	13.5	40,125	4.0	60,188	6.0
Tier I (Core) capital (to adjusted assets)	135,170	8.0	67,871	4.0	84,839	5.0
Tangible capital (to tangible assets)	135,170	8.0	25,452	1.5	N/A	N/A

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(20) Fair Value of Financial Instruments

The approximate fair value of the Company’s financial instruments is as follows at December 31, 2004 and 2003:

	December 31,
	2004		2003
	Carrying amount	Fair Value	Carrying amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,961	$16,961	$4,066	$4,066
Securities	491,265	491,265	560,729	560,729
Loans, net	3,913,804	3,967,112	1,047,632	1,063,103
Loans held-for-sale	976	976	14,893	15,062
Accrued interest receivable	17,120	17,120	6,827	6,827
Financial liabilities:
Deposits	2,256,781	2,254,517	645,596	646,256
Repurchase agreements/Fed funds	101,000	101,000	74,475	74,475
FHLB advances	1,856,349	1,852,063	822,519	824,878
Warehouse line of credit	—	—	13,794	13,794
Junior subordinated debentures/Trust preferred securities	135,079	139,301	52,500	53,619
Accrued interest payable	2,354	2,354	1,555	1,555

(21) Parent Only Financial Information

The following Commercial Capital Bancorp (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

Statements of Financial Condition

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$4,888	$4,136
Securities available-for-sale	1,894	2,247
Investment in subsidiaries	734,700	154,230
Other assets	22,864	1,455

Total assets	$764,346	$162,068

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$135,079	$54,125
Other liabilities	4,051	5,901

Total liabilities	139,130	60,026
Stockholders’ equity	625,216	102,042

Total liabilities and stockholders’ equity	$764,346	$162,068

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest income	$138	$179	$324
Interest expense:
Borrowings	5,005	1,888	1,889

Net interest expense	(4,867)	(1,709)	(1,565)

Noninterest income:
Gain on sale of securities	—	105	—
Other	103	—	—

Total noninterest income	103	105	—
Noninterest expense:
General and administrative expenses	2,739	3,137	339

Loss before income tax benefit, dividends from subsidiaries, and equity in undistributed income of subsidiaries	(7,503)	(4,741)	(1,904)
Income tax benefit	3,114	1,987	799
Dividends from subsidiaries	530	8,250	3,000
Equity in undistributed earnings of subsidiaries	60,121	14,933	7,815

Net income	$56,262	$20,429	$9,710

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$56,262	$20,429	$9,710
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(60,121)	(14,933)	(7,815)
Taxes	430	(3,529)	(2,429)
Amortization	(309)	18	60
Stock compensation expense	117	353	139
Gain on sale of securities	—	(105)	—
Decrease (increase) in other assets	(1,387)	1,062	(664)
Increase (decrease) in other liabilities	(3,511)	(191)	2,513
Other	802	(421)	(111)

Net cash provided by (used in) operating activities	(7,717)	2,683	1,403

Cash flows from investing activities:
Investment in subsidiaries	(10,000)	(27,992)	(60,615)
Dividends received from subsidiary	530	8,250	3,000
Net cash acquired from Hawthorne	8,106	—	—
Purchase of securities available-for-sale	—	(3,101)	—
Proceeds from sales of securities available-for-sale	—	2,997	—
Proceeds from repayments of securities	336	1,678	1,256

Net cash used in investing activities	(1,028)	(18,168)	(56,359)

Cash flows from financing activities:
Common stock issued	—	2,790	37,045
Purchase of treasury stock	(15,899)	—	(357)
Exercise of stock options	4,803	2,117	49
Exercise of stock warrants	462	—	—
Cash dividends paid on common stock	(4,869)	—	—
Proceeds from trust preferred securities issued by subsidiary	25,000	17,500	20,000
Net decrease in securities sold under agreements to repurchase	—	(3,798)	(1,097)

Net cash provided by financing activities	9,497	18,609	55,640

Net increase in cash and cash equivalents	752	3,124	684
Cash and cash equivalents:
Beginning of year	4,136	1,012	328

End of year	$4,888	$4,136	$1,012

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(22)	Operating Segments

The Company’s primary operating segments consist of the Bank and CCM which are separate operating subsidiaries. See note 1 for descriptions of these two entities and their operations. The all other category reflects the results of operations and total assets of Commercial Capital Bancorp and ComCap. The consolidation adjustments category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank purchased loans from CCM on an arm’s-length basis and the gain on sale of loans recorded by CCM is eliminated upon consolidation. The Bank reimburses Commercial Capital Bancorp and CCM for actual expenses incurred by Commercial Capital Bancorp and CCM on the Bank’s behalf. Financial highlights by line of business were as follows:

	Year Ended December 31, 2004
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$115,318	$215	$(4,864)	$2,353	$113,022
Noninterest income-external	14,765	155	167	—	15,087
Noninterest income-intercompany	32	171	—	(203)	—
Noninterest expense	34,561	338	2,800	(47)	37,652
Income taxes	36,321	86	(3,136)	924	34,195

Net income	$59,233	$117	$(4,361)	$1,273	$56,262

Total assets	$5,007,395	$4,740	$764,592	$(752,803)	$5,023,924

	Year Ended December 31, 2003
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$36,793	$2,541	$(1,707)	$2,321	$39,948
Noninterest income-external	5,731	3,162	276	—	9,169
Noninterest income-intercompany	293	2,567	—	(2,860)	—
Noninterest expense	10,827	1,842	3,238	(461)	15,446
Income taxes	12,520	2,710	(1,955)	(33)	13,242

Net income	$19,470	$3,718	$(2,714)	$(45)	$20,429

Total assets	$1,707,628	$19,627	$162,333	$(166,449)	$1,723,139

	Year Ended December 31, 2002
	Bank	CCM	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$16,472	$3,747	$(1,565)	$655	$19,309
Noninterest income-external	1,878	5,080	657	—	7,615
Noninterest income-intercompany	—	3,840	—	(3,840)	—
Noninterest expense	7,005	2,616	760	150	10,531
Income taxes	4,537	4,248	(700)	(1,402)	6,683

Net income	$6,808	$5,803	$(968)	$(1,933)	$9,710

Total assets	$754,070	$102,433	$120,582	$(127,616)	$849,469

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(23)	Quarterly Results of Operations (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$21,630	$33,626	$56,987	$60,393
Interest expense	7,828	10,751	19,110	21,925

Net interest income	13,802	22,875	37,877	38,468
Provision for loan losses	—	—	—	—
Noninterest income	1,818	2,965	3,615	6,690
Noninterest expenses	4,039	7,809	12,897	12,908

Income before income taxes	11,581	18,031	28,595	32,250
Income taxes	4,480	7,108	10,591	12,016

Net income attributable to common stock	$7,101	$10,923	$18,004	$20,234

Net income per common share:
Basic	$0.24	$0.30	$0.34	$0.37
Diluted	0.22	0.28	0.32	0.36

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$13,391	$16,298	$17,060	$19,425
Interest expense	5,327	6,299	6,252	7,062

Net interest income	8,064	9,999	10,808	12,363
Provision for loan losses	609	677	—	—
Noninterest income	3,215	3,034	1,486	1,434
Noninterest expenses	3,545	4,574	3,707	3,620

Income before income taxes	7,125	7,782	8,587	10,177
Income taxes	2,886	3,107	3,230	4,019

Net income attributable to common stock	$4,239	$4,675	$5,357	$6,158

Net income per common share:
Basic	$0.15	$0.16	$0.18	$0.21
Diluted	0.14	0.15	0.17	0.19

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, 2003, and 2002

(24)	Subsequent Event—Acquisition of Timcor Exchange Corporation

On February 17, 2005, the Company completed the acquisition of TIMCOR Exchange Corporation (“TIMCOR”) in an all stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the Company’s common stock. The Company delivered 681,260 shares of stock to the TIMCOR shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Currently, the distribution of 340,630 escrow shares is contingent upon there being no material changes or amendments to Section 1031 of the Internal Revenue Code of 1986 (the “Code”) prior to their distribution that would eliminate the benefits associated with offering 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise pursuant to the acquisition agreement.

TIMCOR operates as a wholly owned subsidiary of the Company. TIMCOR is a leading “qualified intermediary”, which facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code. In February 2004, the companies announced they had entered into a strategic alliance whereby TIMCOR would promote and refer its clients to the Bank, as a strategic provider of banking, deposit, and lending products and services and the Bank would promote and refer TIMCOR’s 1031-exchange services to its income-property real estate investor clients. As part of that alliance, TIMCOR agreed to maintain a minimum of $50 million in deposits at the Bank. At December 31, 2004, TIMCOR had over $390 million in exchange balances, $151.6 million of which was on deposit at the Bank. TIMCOR’s total assets exceeded $400 million as of December 31, 2004 and included $59.0 million of single family loans acquired from the Bank during 2004.

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

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are hereby incorporated by reference from Item 8 of this Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information contained in the sections captioned “—Election of Directors,” “—Executive Officers Who Are not Directors,” “—Board of Directors Meetings and Committees,” “—Consideration of Director Nominees,” “—Section 16(a) Beneficial Ownership Compliance” and “—Additional Information About the Directors and Executive Officers” in the Company’s Proxy Statement, which will be used in connection with the 2005 Annual Meeting of Stockholders and will be filed on or about March 31, 2005 (“Proxy Statement”)

The Registrant has adopted a Standards of Conduct (Ethics Policy) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Registrant’s Standards of Conduct (Ethics Policy) is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated by reference from the information contained in the sections captioned “—Director Compensation,” “—Executive Compensation,” “—Employment Agreements,” “—Retirement and Death Benefits,” and “—Additional Information About the Directors and Executive Officers” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned “—Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,431,726	$4.02	1,391,039
Equity compensation plans not approved by security holders	—	—	—

Total	4,431,726	$4.02	1,391,039

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is incorporated by reference from the information contained in the section captioned “—Additional Information About the Directors and Executive Officers” in the Company’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference from the information contained in the section captioned “—Ratification of Appointment of Auditors” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1) The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Management Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(1)

3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (12)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended.(2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc.(1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(1)

4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association.(1)

4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company.(1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(5)

Exhibit No.	Description
4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(6)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.(7)

4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(8)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(8)

4.9	Form of Hawthorne Financial Corporation Warrants.(9)

4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein.(9)

4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(12)

4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(12)

4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(12)

4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York.(12)

4.15	Indenture dated February 2, 2005 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan.(1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003.(5)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers.(4)(13)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers.(4)(14)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001.(1)

10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002.(1)

10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002.(1)

Exhibit No.	Description

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001.(1)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002.(1)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002.(1)

10.13	Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc.(1)

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(15)

10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(15)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2002 for Stephen H. Gordon.(5)(15)

10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(15)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 for Stephen H. Gordon.(5)(15)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(16)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(17)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003.(5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003.(5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003.(6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003.(6)

10.23	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004.(7)

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004.(7)

10.25	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VII dated May 27, 2004.(12)

Exhibit No.	Description
10.26	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated May 27, 2004.(12)

10.27	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VIII dated June 22, 2004.(12)

10.28	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated June 22, 2004.(12)

10.29	Executive Performance-Based Compensation Policy.(10)

10.30	Commercial Capital Bancorp, Inc. 2004 Long –Term Incentive Plan.(10)

10.32	Hawthorne Financial Corporation 2001 Stock Option Plan.(11)

10.33	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust IV dated February 2, 2005.

10.34	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated February 2, 2005.

10.35	Agreement and Plan of Merger, dated January 27, 2004 by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and each of the Investors named therein.(10)

11	Statement re: computation of per share earnings. (See note 17 to the Consolidated Financial Statements included in Item 8 hereof.)

14	Standards of Conduct (Ethics Policy).(6)

21	Subsidiaries of the registrant (see “Business” in Item 1 hereof for the required information).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.
(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.
(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.
(4)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 14, 2003.
(5)	Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 14, 2003.
(6)	Incorporated by reference from the Annual Report and Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.
(7)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 10, 2004.
(8)	Incorporated by reference from the Registration Statement on Form S-3 (No. 333-117583) filed with the SEC on July 26, 2004.
(9)	Incorporated by reference from Hawthorne Financial Corporation’s Current Report on Form 8-K filed with the SEC on February 7, 1996. The Company assumed the Hawthorne Financial Corporation Warrants following the Company’s acquisition of Hawthorne on June 4, 2004.

(10)	Incorporated by reference from the Registration Statement on Form S-4 (No. 333-113869) filed with the SEC on March 23, 2004, as amended on April 13, 2004.
(11)	Incorporated by reference from the Registration Statement on Form S-8 (No. 333-116643) filed with the SEC on June 18, 2004. The Company assumed the Hawthorne Financial Corporation 2001 Stock Option Plan following the Company’s acquisition of Hawthorne on June 4, 2004.
(12)	Incorporated by reference from the Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.
(13)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez, Walsh and Noble with the only differences being with respect to titles and salary.
(14)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez, Walsh, Williams and Noble with the only differences being with respect to titles and salary.
(15)	The Bank has entered into substantially identical agreements with Messrs. DePillo, Hagerty, Sanchez, Walsh, Williams and Noble with the only differences being the amounts paid under each agreement.
(16)	We have entered into substantially identical agreements with each of our directors. The former directors of Hawthorne Financial Corporation who have become directors of the Company in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.
(17)	The Bank has entered into substantially identical agreements with each of its directors. The former directors of Hawthorne Financial Corporation who have become directors of the Bank in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive

March 15, 2005

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty Executive Vice President, Chief Financial Officer and Director

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN H. GORDON Stephen H. Gordon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/S/ DAVID S. DEPILLO David S. DePillo	President, Chief Operating Officer and Director	March 15, 2005

/S/ CHRISTOPHER G. HAGERTY Christopher G. Hagerty	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/S/ JAMES G. BRAKKE James G. Brakke	Director	March 15, 2005

/S/ GARY W. BRUMMETT Gary W. Brummett	Director	March 15, 2005

/S/ TIMOTHY R. CHRISMAN Timothy R. Chrisman	Director	March 15, 2005

/S/ ANTHONY W. LIBERATI Anthony W. Liberati	Director	March 15, 2005

/S/ BARNEY R. NORTHCOTE Barney R. Northcote	Director	March 15, 2005

/S/ ROBERT J. SHACKLETON Robert J. Shackleton	Director	March 15, 2005