Form 10-Q
period 2005-03-31
COMMERCIAL CAPITAL BANCORP INC
filed 2005-05-10
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of common stock outstanding as of April 29, 2005: 55,733,3091

[1]	Includes 340,630 contingent shares held in escrow.

PART I

Item 1.	Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$78,775	$16,961
Securities available-for-sale	464,689	491,265
Federal Home Loan Bank stock, at cost	97,007	96,046
Loans, net of allowance for loan losses of $28,743 and $36,835	3,544,227	3,913,804
Loans held-for-sale	612,549	976
Premises and equipment, net	16,419	10,318
Accrued interest receivable	19,374	17,120
Goodwill	377,726	357,367
Core deposit intangible	5,739	5,902
Bank-owned life insurance	47,081	46,277
Affordable housing investments	35,798	36,719
Other assets	33,961	31,169

	$5,333,345	$5,023,924

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$110,741	$97,931
Interest-bearing:
Demand	78,611	78,003
Money market checking	316,639	473,344
Money market savings	195,875	245,306
Savings	281,766	336,474
Certificates of deposit	1,048,408	1,025,723

Total deposits	2,032,040	2,256,781
Advances from Federal Home Loan Bank	2,015,338	1,856,349
Exchange balances	370,202	—
Junior subordinated debentures	150,398	135,079
Other borrowings	61,000	101,000
Accrued interest payable and other liabilities	51,589	49,499

Total liabilities	4,680,567	4,398,708

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 57,494,066 and 55,549,435; and outstanding 55,416,348 and 54,519,579 shares	55	55
Additional paid-in capital	590,027	561,577
Deferred compensation	(3,238)	(233)
Retained earnings	101,547	81,806
Accumulated other comprehensive loss	(4,693)	(1,733)
Less: Treasury stock, at cost – 1,737,088 and 1,029,856 shares	(30,920)	(16,256)

Total stockholders’ equity	652,778	625,216

	$5,333,345	$5,023,924

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended March 31,
	2005	2004
Interest income on:
Loans	$55,905	$15,041
Securities	5,219	6,170
Federal Home Loan Bank stock	1,034	399
Federal funds sold and interest-bearing deposits in other banks	83	20

Total interest income	62,241	21,630

Interest expense on:
Deposits	9,874	3,088
Advances from Federal Home Loan Bank	11,145	3,895
Exchange balances	341	—
Junior subordinated debentures	2,043	638
Warehouse line of credit	—	51
Other borrowings	504	156

Total interest expense	23,907	7,828

Net interest income	38,334	13,802
Recapture of allowance for loan losses	(8,109)	—

Net interest income after recapture of allowance for loan losses	46,443	13,802

Noninterest income:
Loan related fees	1,058	410
Retail banking fees	531	27
Mortgage banking fees	40	112
1031 exchange fees	374	—
Gain on sale of loans	645	138
Gain on sale of securities	—	893
Bank-owned life insurance	804	205
Other income	296	33

Total noninterest income	3,748	1,818

Noninterest expenses:
Compensation and benefits	6,627	2,210
Non-cash stock compensation	241	29
Occupancy and equipment	2,159	361
Marketing	654	279
Technology	612	128
Professional and consulting	490	205
Insurance premiums and assessment costs	568	219
Amortization of core deposit intangible	163	—
Recapture of reserve for unfunded commitments	(1,490)	—
Other	2,793	608

Total noninterest expenses	12,817	4,039

Income before income tax expense	37,374	11,581
Income tax expense	14,287	4,480

Net income	$23,087	$7,101

Basic earnings per share	$0.42	$0.24
Diluted earnings per share	0.40	0.22

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Three Months ended March 31, 2005

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2004	54,520	$55	$561,577	$(233)	$81,806	$(1,733)	$(16,256)	$625,216
Comprehensive income:
Net income	—	—	—	—	23,087	—	—	23,087
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	—	(2,960)	—	(2,960)

Total comprehensive income								20,127
Common stock issued for acquisition of TIMCOR Exchange Corporation (“TIMCOR”)	1,022	1	21,684	—	—	—	—	21,685
Cash dividends paid on common stock	—	—	—	—	(3,346)	—	—	(3,346)
Common stock repurchased	(707)	(1)	—	—	—	—	(14,664)	(14,665)
Exercise of stock options	344	—	883	—	—	—	—	883
Tax benefit from stock options	—	—	2,543	—	—	—	—	2,543
Exercise of warrants	101	—	75	—	—	—	—	75
Restricted stock awards issued	140	—	3,330	(3,330)	—	—	—	—
Amortization of deferred compensation restricted stock awards, net of recapture of unvested restricted stock awards	(4)	—	(84)	325	—	—	—	241
Tax benefit from restricted stock awards	—	—	19	—	—	—	—	19

Balance, March 31, 2005	55,416	$55	$590,027	$(3,238)	$101,547	$(4,693)	$(30,920)	$652,778

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$23,087	$7,101
Adjustments to reconcile net income to net cash used in operating activities:
Recapture of allowance for loan losses	(8,109)	—
Recapture of reserve for unfunded commitments	(1,490)	—
Core deposit intangible amortization	163	—
Hawthorne purchase accounting adjustments	(2,635)	—
Depreciation and other amortization	1,648	1,841
Stock compensation expense	241	29
Stock dividend from Federal Home Loan Bank	(1,034)	(399)
Bank-owned life insurance income	(804)	(205)
Deferred taxes	7,443	365
Gain on sale of mortgage servicing rights	(105)	—
Gain on sale of securities	—	(893)
Gain on sale of loans	(645)	(138)
Origination of loans held-for-sale, net of principal payments	(83,002)	(1,172)
Proceeds from sales of loans held-for-sale	156,489	13,095
Increase in accrued interest receivable and other assets	(5,620)	(3,723)
Decrease in accrued interest payable and other liabilities	4,552	1,869
Other, net	7	492

Net cash provided by operating activities	90,186	18,262

Cash flows from investing activities:
Purchases of securities available-for-sale	—	(103,028)
Proceeds from sales of securities available-for-sale	—	68,932
Proceeds from maturities and repayments of securities	21,020	18,771
Purchases of Federal Home Loan Bank stock	(961)	(6,594)
Origination and purchase of loans, net of principal payments	(237,088)	(149,429)
Purchase of leasehold improvements and equipment	(1,841)	(371)
Purchase of affordable housing investments	(2,434)	—
Cash acquired from TIMCOR	303,486	—

Net cash provided by (used in) investing activities	82,182	(171,719)

Cash flows from financing activities:
Net increase (decrease) in deposits	(224,305)	90,704
Proceeds from Federal Home Loan Bank advances	169,000	170,000
Repayment of Federal Home Loan Bank advances	(10,000)	(22,000)
Net decrease in exchange balances	(3,196)	—
Decrease in warehouse line of credit	—	(11,694)
Issuance of junior subordinated debentures	15,000	10,000
Net decrease in other borrowings	(40,000)	(15,973)
Exercise of stock options	883	251
Exercise of warrants	75	—
Cash dividends paid on common stock	(3,346)	—
Purchase of treasury stock	(14,665)	—

Net cash provided by (used in) financing activities	(110,554)	221,288

Net increase in cash and cash equivalents	61,814	67,831
Cash and cash equivalents:
Beginning of period	16,961	4,066

End of period	$78,775	$71,897

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$21,993	$7,201
Income taxes	—	625
Noncash activity:
Transfer of loans to loans held-for-sale	623,505	—
Securities sales commitment	—	73,708

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Three Months ended March 31,
	2005	2004
Supplemental disclosure for acquisition of TIMCOR:
Cash and cash equivalents	$303,486		$—
Loans	67,061		—
Premises and equipment, net	5,026		—
Accrued interest receivable	111		—
Goodwill	20,358		—
Other assets	425		—
Exchange balances	(373,398)		—
Accrued interest payable and other liabilities	(1,219)		—

Net assets acquired	$21,850	$

Fair value of consideration, including acquisition costs	$21,850		$—
Fair value of contingent shares held in escrow	7,228		—

Total consideration	$29,078	$

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (referred to herein on an unconsolidated basis as “Commercial Capital Bancorp” and on a consolidated basis as the “Company”), Commercial Capital Bank, FSB (the “Bank”), Commercial Capital Mortgage, Inc. (“CCM”), ComCap Financial Services, Inc. (“ComCap”); for periods after July 26, 2004, Clearinghouse NMTC (SUB 2), LLC; for the period after February 17, 2005, TIMCOR Exchange Corporation (“TIMCOR”); and for the period after March 30, 2005, Clearinghouse NMTC (SUB 6), LLC. On March 30, 2005, the Company acquired a $20 million equity investment in Clearinghouse NMTC (SUB 6) for the sole purpose of making qualified low-income community investments under the new markets tax credit provisions of the Internal Revenue Code of 1986 (the “Code”), as amended. Prior period financial information has been restated to reflect reclassification adjustments to conform to current period presentation.

(2)	Acquisition of TIMCOR

On February 17, 2005, the Company completed the acquisition of TIMCOR, a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code, in an all stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the Company’s common stock. TIMCOR operates as a wholly owned subsidiary of Commercial Capital Bancorp. The Company used the purchase method of accounting, and accordingly, TIMCOR’s operating results have been included in the consolidated financial statements from February 17, 2005. The valuation of common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $21.22. The Company delivered 681,260 shares of stock to the TIMCOR shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Of the total number of shares held in escrow at March 31, 2005, the distribution of 340,630 escrow shares is contingent upon there being no material changes or amendments to Section 1031 of the Code prior to their distribution that would eliminate the benefits associated with offering Section 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise pursuant to the acquisition agreement.

The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the TIMCOR acquisition is summarized below:

(Dollars in thousands)
Cash and cash equivalents	$303,486
Loans	67,061
Premises and equipment, net	5,026
Accrued interest receivable	111
Goodwill	20,358
Other assets	425
Exchange balances	(373,398)
Accrued interest payable and other liabilities	(1,219)

Fair value of net assets acquired	21,850
Fair value of contingent shares held in escrow	7,228

Total purchase price	$29,078

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Subsequent to the close of the TIMCOR acquisition, approximately $61.0 million of loans acquired were sold at book value or paid off. Premises and equipment primarily includes an office building owned by TIMCOR which was acquired in April 2004. The carrying value of goodwill recorded at acquisition excludes the 340,630 shares subject to the contingencies described above. When these shares are no longer subject to the contingency in accordance with the merger agreement, the fair value of these shares will be recorded as an increase to the Company’s stockholders’ equity and goodwill. Exchange balances represent amounts due to TIMCOR’s clients at the completion of the client’s 1031 exchange transaction. Due to the short-term nature of the exchange balances, the carrying value was deemed to be consistent with the fair value at the acquisition date.

Professional and legal fees of $165,000 related to the TIMCOR acquisition have been capitalized as part of the purchase price. Through March 31, 2005, approximately $159,000 of these costs have been incurred and paid.

(3)	Earnings Per Share

Information used to calculate earnings per share for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months ended March 31,
	2005	2004
Net income	$23,087	$7,101
Weighted average shares:
Basic weighted average number of common shares outstanding	54,821,891	30,018,996
Dilutive effect of common stock equivalents:
Options	1,999,303	2,192,914
Warrants	290,253	—
Restricted stock awards	7,399	3,620

Total dilutive common stock equivalents	2,296,955	2,196,534
Weighted average of contingent shares issued to TIMCOR shareholders	158,960	—

Diluted weighted average number of common shares outstanding	57,277,806	32,215,530

Net income per common share:
Basic	$0.42	$0.24
Diluted	0.40	0.22

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

(4)	Stock Compensation

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

	Three Months ended March 31,
	2005	2004
Net income, as reported	$23,087	$7,101
Add: Stock-based compensation expense included in reported net income, net of tax	140	17
Less: Total stock-based compensation expense under the fair value method, net of tax	(236)	(140)

Net income, pro forma	$22,991	$6,978

Basic earnings per share:
As reported	$0.42	$0.24
Pro forma	0.42	0.23
Diluted earnings per share:
As reported	0.40	0.22
Pro forma	0.40	0.22

(5)	Operating Segments

At March 31, 2005, the Company’s primary operating segments consist of the Bank and TIMCOR, which are separate operating subsidiaries. TIMCOR is considered a primary operating segment for periods beginning after February 17, 2005. The “all other” category reflects the results of operations and total assets of Commercial Capital Bancorp, CCM and ComCap. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation. Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. The Bank and Commercial Capital Bancorp have entered into a master services agreement whereby expenses paid by one party are reimbursed by the other in accordance with the agreement. Further, all companies hold on deposit with the Bank operating and other cash balances on which the Bank may pay interest. These intercompany deposits are reflected as a component of the Bank’s total deposit liabilities. Accordingly, the cash and deposit balances along with any related interest income and expense are eliminated upon consolidation. As reported in the Company’s 2004 Annual Report filed on Form 10-K, CCM was considered a primary operating segment in prior periods. However, the mortgage banking operations and assets of CCM have diminished significantly and no longer constitute a primary operating segment of the Company, beginning with the quarter ended March 31, 2005. Therefore, current and prior period financial information has been adjusted accordingly.

Financial highlights by line of business were as follows:

	Three Months ended March 31, 2005
	Bank	TIMCOR	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after recapture of allowance for loan losses	$47,794	$386	$(1,970)	$233	$46,443
Noninterest income	3,341	336	71	—	3,748
Noninterest expense	11,451	440	926	—	12,817
Income taxes	15,251	118	(1,180)	98	14,287

Net income	$24,433	$164	$(1,645)	$135	$23,087

Total assets	$5,285,708	$393,369	$809,078	$(1,154,810)	$5,333,345

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months ended March 31, 2004
	Bank	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$13,560	$(511)	$753	$13,802
Noninterest income	1,648	205	(35)	1,818
Noninterest expense	3,256	789	(6)	4,039
Income taxes	4,634	(458)	304	4,480

Net income	$7,318	$(637)	$420	$7,101

Total assets	$1,954,330	$186,235	$(180,909)	$1,959,656

(6)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Compensation costs should be recognized over the requisite service period. The amount accrued each period until the vesting date is based on the estimated number of awards that are expected to vest, adjusted periodically to reflect the current estimate of forfeitures. SFAS 123R does not express a preference for a type of valuation model to be used in measuring the grant-date fair value that is accrued over the service period. The statement was effective for public companies (non-small business issuers) for interim and annual periods beginning after June 15, 2005. However, in April 2005, the SEC amended the effective date of SFAS 123R whereby non-small business issuers with a calendar year-end are required to implement SFAS 123R at the beginning of their next fiscal year. The Company intends to adopt SFAS 123R on January 1, 2006 and to employ the modified prospective method of transition upon implementation. The implementation of this standard is not anticipated to have a significant impact on the consolidated financial statements.

(7)	Stock Repurchase Plan

On January 25, 2005, the Company announced that its Board of Directors had authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. On February 2, 2005, the Company announced the completion of its first stock repurchase plan and now operates under the second plan. At March 31, 2005, the Company had repurchased a total of 1,536,100 shares at an average price of $19.86, of which 704,400 shares were purchased during the first quarter of 2005 at an average price of $20.73. At March 31, 2005, there were 864,463 of the Company’s outstanding shares that may yet be repurchased under the current stock repurchase plan.

(8)	Issuance of Junior Subordinated Debentures

On February 2, 2005, the Company issued $15.5 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust IX (“Trust IX”) with an interest rate which is fixed for the first five years after which the rate will reset quarterly, indexed to three month LIBOR plus 178 basis points. The initial fixed interest rate was established at 5.90%. Trust IX was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $15.0 million are being used by the Company for general corporate purposes, including the repurchase of outstanding shares of the Company’s common stock.

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

General

We are Commercial Capital Bancorp, Inc. (the “Company”), a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), TIMCOR Exchange Corporation (“TIMCOR”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”). At December 31, 2004, the Company was the 26th largest thrift in the country and the sixth largest in California, according to SNL Financial. Based on the percentage growth in our assets on a quarterly basis for the 36 month period ended December 31, 2004, we have been the fastest growing savings organization in California according to Federal Deposit Insurance Corporation (“FDIC”) data. We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked third in the state in originations of such loans for the year ended December 31, 2004, with an aggregate of 3.49% of total originations.

We conduct our primary operations through the Bank, which operates banking offices in Westlake Village (Ventura County), Tarzana, Malibu, Beverly Hills, Baldwin Hills, Westchester, Hawthorne, Manhattan Beach, Gardena, Hermosa Beach, Torrance, Redondo Beach (Los Angeles County), Orange, Irvine, Rancho Santa Margarita (Orange County), Riverside (Riverside County), La Jolla, Del Mar, San Diego (San Diego County) and San Mateo (San Mateo County), and lending offices, in Corte Madera, San Mateo, Oakland, Encino, Glendale, West Los Angeles, El Segundo, Irvine, Riverside, and La Jolla, California. In March 2005, we opened a banking office in San Mateo, California, which is our first in Northern California. By mid-2005, we plan to open a banking office located in Newport Coast, California.

In June 2004, we completed the acquisition of Hawthorne Financial Corporation (“Hawthorne”). We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits and operated through 15 branches. The acquisition of Hawthorne created $344.3 million of goodwill and core deposit intangible of $6.4 million.

On February 17, 2005, we completed the acquisition of TIMCOR in an all stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the Company’s common stock. The Company used the purchase method of accounting, and accordingly, TIMCOR’s operating results have been included in the consolidated financial statements from February 17, 2005. The valuation of common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $21.22. We delivered 681,260 shares of stock to the TIMCOR shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Currently, the distribution of 340,630 escrow shares is contingent upon there being no material changes or amendments to Section 1031 of the Internal Revenue Code of 1986 (the “Code”) prior to their distribution that would eliminate the benefits associated with offering Section 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise pursuant to the acquisition agreement. The acquisition of TIMCOR created $20.4 million of goodwill, excluding the effects of the shares issued subject to contingencies.

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

Our allowance for loan losses is established through a provision for loan losses charged to expense and may be reduced by a recapture of the allowance, which is also reflected in the statement of income. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions.

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

Operating Segments

Our primary operating segments consist of the Bank and TIMCOR, which are separate operating subsidiaries. For total assets and statement of income information on our primary operating segments as of and for the three months ended March 31, 2005 and 2004, see Note 5 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. We had total consolidated assets of $5.3 billion at March 31, 2005, an increase of 6% from $5.0 billion at December 31, 2004. Total loans, which include loans held for investment, net of the allowance for loan losses, and loans held for sale totaled $4.2 billion at March 31, 2005, an increase of 6% from $3.9 billion at December 31, 2004. We continued to remix the composition of our loan portfolio by completing the sale of $155.8 million of single family loans during the first quarter of 2005. The loan sales during the quarter included $54.0 million of loans acquired in the TIMCOR transaction. At March 31, 2005, we had classified approximately $612 million of single family loans as held-for-sale and it is our intention to replace these loans with our multi-family, commercial real estate and construction loans which should result in a higher yield on interest-earning assets. As a result of the TIMCOR acquisition, exchange balances, which represent amounts due to TIMCOR’s clients at the completion of the client’s 1031 exchange transaction, totaled $370.2 million as of March 31, 2005. Exchange balances are included as a component of borrowings on our consolidated balance sheet and as transaction account deposits on the subsidiary Bank balance sheet.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $78.8 million at March 31, 2005 and $17.0 million at December 31, 2004. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. Our securities portfolio totaled $464.7 million at March 31, 2005, a decrease of 5% from $491.3 million at December 31, 2004. Mortgage-backed securities were 9% of total assets at March 31, 2005 as compared to 10% as of December 31, 2004. We continue to reinvest cash flows received from our securities portfolio into higher yielding, adjustable rate loans. At March 31, 2005 all securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2005, our securities portfolio had an aggregate of $8.1 million of unrealized losses.

Total Loans and Loan Originations. At March 31, 2005, we had total loans of $4.2 billion compared to $3.9 billion at December 31, 2004. The following table sets forth the composition of our loans held-for-investment by type of loan and the total amount of loans classified as held-for-sale:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Real estate mortgage loans:
Single family (one to four units)	$209,480	$841,818
Multi-family (five units or over)	2,633,004	2,396,788
Commercial real estate	440,088	420,015
Construction	225,650	225,058
Land	50,182	56,308

Total real estate loans	3,558,404	3,939,987
Business, consumer and other loans	19,364	16,360

Total loans held-for-investment	3,577,768	3,956,347
Net deferred loan fees, premiums and discounts	(4,798)	(5,708)
Allowance for loan losses	(28,743)	(36,835)

Total loans held-for-investment, net	3,544,227	3,913,804
Loans held-for-sale, net	612,549	976

Total loans	$4,156,776	$3,914,780

While total loans increased $242.0 million, or 6%, during the first quarter of 2005, total loans held-for-investment, net of deferred loan fees, premiums, discounts and the allowance for loan losses, declined $369.6 million, or 9%, during the same period due to the reclassification of $611.6 million of single family loans to held-for-sale at March 31, 2005. These loans will be sold over time and replaced by our multi-family, commercial real estate and construction loans which should increase the yield on interest-earning assets. The execution of this single family portfolio reduction strategy represents a transition away from a lower yielding, overly competitive and commoditized single family business model that was acquired in the Hawthorne transaction. Our single family loan production relies on third-party brokers which further adds to the cost of origination and reduces the profitability of holding these loans on the balance sheet. It is our intention to continue originating these super-jumbo, adjustable-rate single family loans and to sell them for cash gains which is consistent with our higher return on equity business model. Our loans held-for-sale at March 31, 2005 also includes one multi-family loan held by CCM.

Our multi-family loans held-for-investment increased at an annualized rate of 39% during the first quarter of 2005. We had record core loan originations of $595.1 million for the quarter ended March 31, 2005, a 20% increase over core loan originations of $495.7 million for the quarter ended December 31, 2004. We define core loan originations as total loan originations net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels. Our total loan originations during the first quarter of 2005 equaled $607.8 million, primarily consisting of multi-family and commercial real estate loans, compared to $540.8 million for the fourth quarter of 2004. Our total and core loan originations pipeline was $498 million and $476 million at March 31, 2005, respectively. We project significant growth in our loans held-for-investment portfolio during the second quarter of 2005 driven by strong volumes of adjustable-rate core loan originations, with the loan origination pipeline floating with market interest rates.

The allowance for loan losses totaled $28.7 million as of March 31, 2005, an $8.1 million decline from $36.8 million as of December 31, 2004. The decline in the current quarter resulted from an $8.1 million recapture of the allowance for loan losses, which was recorded through earnings, primarily as a result of the classification of the $611.6 million of single family residential loans as held-for-sale at March 31, 2005 which reduced our loans held-for-investment and the allowance for loan losses requirement. The allowance for loan losses was 0.80% of net loans held for investment at March 31, 2005 as compared to 0.93% as of December 31, 2004. See “Results of Operations—Asset Quality and the Recapture of the Allowance for Loan Losses”.

Deposits. Our deposits totaled $2.0 billion at March 31, 2005, a decrease of 10% from $2.3 billion at December 31, 2004. Our transaction account deposits totaled $983.6 million at March 31, 2005, a decrease of 20% from $1.2 billion at December 31, 2004. The decrease in our deposits and transaction account deposits from December 31, 2004 is primarily attributable to the acquisition of TIMCOR since balances previously classified as deposits are classified as borrowings subsequent to February 17, 2005. TIMCOR had $151.6 million and $355.6 million of deposits at the Bank at December 31, 2004 and March 31, 2005, respectively. Since TIMCOR is now a wholly owned subsidiary of Commercial Capital Bancorp, the deposit balances at March 31, 2005 held at the Bank are eliminated upon consolidation and reflected as a component of exchange balances, which are reported as borrowings in our consolidated statement of financial condition. Of our transaction account deposits at March 31, 2005, the majority was from Los Angeles, Orange, Riverside, San Diego, and Ventura counties, with business deposits accounting for $232.4 million or 24% of the total. Our time deposits totaled $1.0 billion at March 31, 2005, essentially unchanged from $1.0 billion at December 31, 2004. In March 2005, we opened our first banking office in Northern California. The office located in San Mateo had deposits totaling $17.3 million at March 31, 2005. We intend to pursue additional de novo branches in the greater Bay Area and the Sacramento Valley region, both of which are areas with significant existing borrower relationships. We also intend to selectively add banking offices in additional Southern California markets.

Borrowings. Another source of funds are borrowings, primarily FHLB advances, junior subordinated debentures, and as a result of the TIMCOR acquisition, exchange balances. Total borrowings amounted to $2.6 billion at March 31, 2005 as compared to $2.1 billion at December 31, 2004. The increase is primarily due to the acquisition of TIMCOR and its exchange balances. Advances from the FHLB totaled $2.0 billion at March 31, 2005, an increase of 9% from $1.9 billion at December 31, 2004. Exchange balances, which are obligations of TIMCOR to its client base, totaled $370.2 million as of March 31, 2005. Exchange balances represent an attractive funding source, with an average cost of 0.76% during the first quarter of 2005. Since TIMCOR was acquired on February 17, 2005, we only received the benefit of this low-cost funding source for a portion of the first quarter of 2005 as exchange balances averaged $183.1 million for the quarter ended March 31, 2005 as compared to the end of period balance of $370.2 million at March 31, 2005. Other borrowings include federal funds purchased, securities sold under reverse repurchase agreements and other short-term borrowings. Other borrowings totaled $61.0 million at March 31, 2005 as compared to $101.0 million at December 31, 2004.

At March 31, 2005, our junior subordinated debt issued to its unconsolidated trust subsidiaries totaled $150.4 million, compared to $135.1 million at December 31, 2004. The increase from December 31, 2004 reflects the issuance of $15.5 million of junior subordinated debt to an unconsolidated trust subsidiary during the first quarter of 2005. The trust purchased the junior subordinated debentures primarily through the issuance of $15.0 million of trust preferred securities which had substantially identical terms as the junior subordinated debentures. Net proceeds of $15.0 million from this transaction are being used for general corporate purposes, including the repurchase of the Company’s stock.

Stockholders’ Equity. Stockholders’ equity totaled $652.8 million at March 31, 2005, an increase of 4% from $625.2 million at December 31, 2004. We issued 1,021,890 shares of common stock, valued at $21.7 million, in connection with the acquisition of TIMCOR. In accordance with the acquisition agreement, an additional 340,630 shares were issued with contingencies, which will lapse in their entirety in February 2006. These contingent shares are excluded from our outstanding shares until such contingencies are satisfied. The increase in stockholders’ equity also reflects the $23.1 million in net income for the three months ended March 31, 2005, partially offset by a $3.0 million increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $3.5 million due to the exercise of stock options, warrants and the net delivery of restricted stock awards. In January 2005, we announced that our Board of Directors had authorized our second repurchase plan which allows for repurchases of up to 2.5% of our shares outstanding. In February 2005, we announced the completion of our first stock repurchase plan and now operate under the second plan. For the quarter ended March 31, 2005, we repurchased a total of 704,400 shares at an average price of $20.73, which resulted in a $14.6 million reduction of equity. Our share repurchase authorization remains in effect. In January 2005, we declared a cash dividend of $0.06 per share, or an aggregate $3.3 million, which was paid on March 4, 2005. In April 2005, we declared a cash dividend of $0.07 per share to be paid on May 31, 2005. Our book value and tangible book value per share increased from $11.47 and $4.80 at December 31, 2004, respectively, to $11.78 and $4.86 at March 31, 2005, respectively.

Results of Operations

General. Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM, with current year operations supplemented thus far through TIMCOR, which was acquired on February 17, 2005. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our banking operations which include retail banking fees, loan related fees, gains on sale of loans and other fees and, since February 17, 2005, TIMCOR has contributed to noninterest income through 1031 exchange fees. Other factors contributing to our results of operations include our provisions for or recapture of the allowance for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $23.1 million for the three months ended March 31, 2005, compared to $7.1 million for the three months ended March 31, 2004. The results of operations for periods prior to June 4, 2004 do not include the impact of the Hawthorne acquisition. The results of operations for periods prior to February 17, 2005 do not include the impact of the TIMCOR acquisition. This increase in net income also reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended March 31, 2005, we reported a return on average assets and average tangible assets of 1.78% and 1.92%, respectively, as compared to 1.56% and 1.57%, respectively, for the three months ended March 31, 2004. Our return on average equity and return on average tangible equity was 14.41% and 34.49% for the first quarter of 2005, respectively, compared to 26.30% and 29.91% for the first quarter of 2004, respectively. The decline in our return on average equity for the three-month period of 2005 compared to the 2004 period is due to the significantly higher equity we obtained as a result of the Hawthorne acquisition.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $38.3 million during the three months ended March 31, 2005, compared to $13.8 million during the three months ended March 31, 2004. The significant increase in net interest income in the 2005 period reflects the substantial increase in interest-earning assets, primarily loans, which reflects both the impact of the Hawthorne acquisition as well as the retention of a higher amount of core loan originations.

Our net interest margin was 3.27% during the three months ended March 31, 2005, compared to 3.14% during the three months ended March 31, 2004. Our net interest spread was 3.10% during the three months ended March 31, 2005 compared to 3.03% during the three months ended March 31, 2004. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our net interest margin would have been 3.04% for the three months ended March 31, 2005 and our net interest spread would have been 2.85% for the three months ended March 31, 2005.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information with respect to the Bank and TIMCOR is based on average daily balances while certain information with respect to the Company and CCM is based on average month-end balances during the indicated periods. Footnote 6 presents certain information excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition.

	Three Months ended March 31,
	2005 (6)			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,095,700	$55,905	5.46%	$1,122,528	$15,041	5.36%
Securities(2)	481,842	5,219	4.33	581,703	6,170	4.24
FHLB stock	96,676	1,034	4.28	44,954	399	3.55
Cash and cash equivalents(3)	14,022	83	2.37	9,281	20	0.86

Total interest-earning assets	4,688,240	62,241	5.31	1,758,466	21,630	4.92
Noninterest-earning assets	494,283			59,314

Total assets	$5,182,523			$1,817,780

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$1,003,642	4,190	1.69	$419,234	2,004	1.92
Certificates of deposit	1,029,099	5,684	2.24	258,945	1,084	1.68

Total deposits	2,032,741	9,874	1.97	678,179	3,088	1.83
FHLB advances	1,939,052	11,145	2.33	867,922	3,895	1.81
Exchange balances payable	183,108	341	0.76	—	—	—
Junior subordinated debentures	144,995	2,043	5.71	54,238	638	4.73
Warehouse line of credit	—	—	—	9,596	51	2.14
Other borrowings (5)	81,540	504	2.51	54,769	156	1.15

Total interest-bearing liabilities	4,381,436	23,907	2.21	1,664,704	7,828	1.89

Noninterest-bearing deposits	109,306			33,259
Other noninterest-bearing liabilities	51,106			11,821

Total liabilities	4,541,848			1,709,784
Stockholders’ equity	640,675			107,996

Total liabilities and stockholders’ equity	$5,182,523			$1,817,780

Net interest-earning assets	$306,804			$93,762

Net interest income/interest rate spread		$38,334	3.10%		$13,802	3.03%

Net interest margin			3.27%			3.14%

(1)	The average balance of loans receivable includes loans held-for-sale and is presented without reduction for the allowance for loan losses.

(2)	Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding gains or losses on these securities.

(3)	Consists of cash in interest-earning accounts and federal funds sold.

(4)	Consists of savings, money market accounts and other interest-bearing deposits.

(5)	Consists of securities sold under agreements to repurchase, federal funds purchased and other short-term borrowings.

(6)	The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition:

	Three Months ended March 31, 2005 as Reported Above			Excluding Premium/ Discount Effect		Three Months ended March 31, 2005 as Adjusted
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/ Cost
Total loans	$4,095,700	$55,905	5.46%	$7,390	$(2,096)	$4,103,090	$53,809	5.25%
Total interest-earning assets	4,688,240	62,241	5.31	7,390	(2,096)	4,695,630	60,145	5.12
Certificates of deposits	1,029,099	5,684	2.24	(1,749)	436	1,027,350	6,120	2.42
Total interest-bearing deposits	2,032,741	9,874	1.97	(1,749)	436	2,030,992	10,310	2.06
FHLB advances	1,939,052	11,145	2.33	189	(32)	1,939,241	11,113	2.32
Junior subordinated debentures	144,995	2,043	5.71	(2,530)	145	142,465	2,188	6.23
Total interest-bearing liabilities	4,381,436	23,907	2.21	(4,090)	549	4,377,346	24,456	2.27
Net interest income/interest rate spread		38,334	3.10		(2,645)		35,689	2.85
Net interest margin			3.27					3.04

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

	Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$281	$39,838	$745	$40,864
Securities	131	(1,059)	(23)	(951)
FHLB stock	82	459	94	635
Cash and cash equivalents	35	10	18	63

Total net change in income on interest-earning assets	529	39,248	834	40,611

Interest-bearing liabilities:
Deposits:
Transaction accounts	(237)	2,770	(347)	2,186
Certificates of deposit	355	3,197	1,048	4,600

Total deposits	118	5,967	701	6,786
FHLB advances	1,126	4,767	1,357	7,250
Exchange balances	—	—	341	341
Junior subordinated debentures	132	1,059	214	1,405
Warehouse line of credit	(51)	(51)	51	(51)
Other borrowings	184	76	88	348

Total net change in expense on interest-bearing liabilities	1,509	11,818	2,752	16,079

Change in net interest income	$(980)	$27,430	$(1,918)	$24,532

Interest Income. Total interest income amounted to $62.2 million for the three months ended March 31, 2005 compared to $21.6 million for the three months ended March 31, 2004. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans, from the acquisition of Hawthorne and the retention of a higher amount of core loan originations.

Interest income on loans totaled $55.9 million for the three months ended March 31, 2005 compared to $15.0 million for the three months ended March 31, 2004. The higher interest income during the first quarter of 2005 reflects the increase in our average balance of loans receivable, resulting from the acquisition of Hawthorne and our ability to retain virtually all of our core loan originations during the past year. The average yield earned on our total loans amounted to 5.46% during the three months ended March 31, 2005 compared to 5.36% for the three months ended March 31, 2004. Excluding the effect of the discount accretion on loans resulting from the purchase accounting adjustments due to the Hawthorne acquisition, the average yield on our loans would have been 5.25% for the three months ended March 31, 2005.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $6.3 million for the three months ended March 31, 2005 compared to $6.6 million for the three months ended March 31, 2004. The average yield on the securities portfolio increased to 4.33% for the three month period ended March 31, 2005 as compared to 4.24% for the three month period ended March 31, 2004. The effect on interest income of the increase in the average yield earned on securities during the three months ended March 31, 2005 compared to the same period in the prior year was more than offset by a decrease in the average balance of such assets during the period. The securities portfolio has continued to decline as cash generated from these assets is reinvested in higher yielding loans held-for-investment.

Interest Expense. Total interest expense was $23.9 million for the three months ended March 31, 2005 compared to $7.8 million for the three months ended March 31, 2004. The total cost of interest-bearing liabilities increased from 1.89% for the three months ended March 31, 2004 to 2.21% for the three months ended March 31, 2005. Our cost of funds, which includes the effect of noninterest-bearing deposits, increased from 1.85% for the three months ended March 31, 2004 to 2.16% for the three months ended March 31, 2005. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest-bearing liabilities would have been 2.27% during the three months ended March 31, 2005 and our cost of funds would have been 2.21% during the three months ended March 31, 2005.

Interest expense on deposits totaled $9.9 million during the three months ended March 31, 2005 compared to $3.1 million for the three months ended March 31, 2004. The effect on interest expense was primarily influenced by the increase in the average balance of deposits. The increase in the average rate on total deposits was primarily related to rates on certificates of deposits as transaction account rates declined over the period, primarily due to the transaction deposits acquired in the Hawthorne transaction. The average rate on interest-bearing deposits increased to 1.97% for the three months ended March 31, 2005 compared to 1.83% for the three months ended March 31, 2004. Excluding the effect of the amortization of the premium on certificates of deposit from the purchase accounting adjustment due to the Hawthorne acquisition, our average rate on interest-bearing deposits would have been 2.06% during the three months ended March 31, 2005.

Interest expense on borrowings, consisting of FHLB advances, exchange balances, junior subordinated debentures and other borrowings amounted to $14.0 million for the three months ended March 31, 2005 compared to $4.7 million for the three months ended March 31, 2004. The average rate paid on borrowings was 2.42% for the three months ended March 31, 2005 compared to 1.93% for the three months ended March 31, 2004. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on borrowings would have been 2.45% for the three months ended March 31, 2005. The higher average rate paid on borrowings during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects higher short and intermediate term interest rates during the current period compared to the year-ago period. Since the acquisition of TIMCOR closed on February 17, 2005, we will not receive the full benefit of the lower-cost exchange balances until the second quarter of 2005. The average outstanding exchange balance was $183.1 million while the ending exchange balance was $370.2 million at March 31, 2005.

Asset Quality and the Recapture of Allowance for Loan Losses. At March 31, 2005, the total loan held-for-investment portfolio decreased 10% to $3.6 billion from $4.0 billion at December 31, 2004, primarily as a result of a $632.3 million decrease in the single family residential portfolio held-for-investment partially offset by a $236.2 million increase in the multi-family portfolio. The single family residential loan portfolio held-for-investment decreased 75% to $209.5 million at March 31, 2005 from $841.8 million at December 31, 2004. This was primarily the result of transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005, along with completed sale transactions of single family residential loans into the secondary market during the first quarter of 2005. The most significant changes in the credit concentration levels of the total loan portfolio held-for-investment were in the multi-family and single family residential loan portfolios. The single family residential credit concentration level of the total loan portfolio held-for-investment decreased from 21% at December 31, 2004 to 6% at March 31, 2005. The multi-family credit concentration level increased from 61% at December 31, 2004 to 74% at March 31, 2005.

The Bank recaptured $8.1 million of the allowance for loan losses in March 2005 as the result of: identifying and transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005; selling $101.1 million of the Bank’s 12MAT monthly adjustable, single family residential loans in the first quarter of 2005; and management reducing the overall loss factor for single family residential loans. The classification of loans as held-for-sale accounted for $6.5 million of the total recapture of allowance for loan losses while the single family residential loan sales accounted for $1.0 million. The adjustment in the single family residential loss factor accounted for approximately $600,000 of the total recapture of the allowance for loan losses and was based on management’s assessment of the overall credit quality of the remaining $209.5 million single family residential loan portfolio held-for-investment. Management’s assessment considered the following qualitative factors: the decline in the credit concentration level of the single family loan portfolio from 21% at December 31, 2004 to 6% at March 31, 2005; an increase in the weighted average seasoning of the remaining single family loans held for investment; a decrease in the average loan size of the remaining single family loans held-for-investment and a significant decline in the volume of new single family loan originations classified as held-for-investment since it is our intention to sell the majority of new single family residential loan originations into the secondary market.

At March 31, 2005, we had $6.5 million of nonperforming assets as compared to $6.6 million at December 31, 2004. Nonperforming assets as of March 31, 2005 are primarily comprised of five single family residential loans totaling $2.8 million, four multi-family loans (acquired from TIMCOR) totaling $856,000, one land loan totaling $2.5 million and one commercial business line of credit totaling $39,000 and classified as a troubled debt restructuring (“TDR”). Nonperforming assets were 0.12% of total assets at March 31, 2005 as compared to 0.13% at December 31, 2004. Impaired loans, which is comprised of nonperforming assets of $6.5 million and $407,000 of TDRs on accrual status, totaled $6.9 million at March 31, 2005 as compared to $7.0 million at December 31, 2004. At December 31, 2004, TDRs were comprised of three loans, the most significant being a $331,000 commercial real estate loan. The table below summarizes the activity in our allowance for loan losses for the periods shown:

	Three Months ended March 31,
	2005	2004
Balance, beginning of period	$36,835	$3,942
Recapture of allowance	(8,109)	—
Amounts charged off	(18)	—
Recoveries on loans previously charged off	35	2

Balance, end of period	$28,743	$3,944

Our asset quality review, performed during the first quarter of 2005, was based on our asset classification process, which we applied to the acquired Hawthorne loan portfolio. Management establishes the allowance for loan losses commencing with the credit quality and historical performance of our multi-family, commercial real estate, single family residential, construction, and land loan portfolios, which accounts for virtually all of the loan portfolio. Our overall asset quality remains sound, as supported by its internal risk rating process of a more seasoned multi-family, commercial real estate and single family residential loan portfolio.

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

Management believes that its allowance for loan losses at March 31, 2005 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended March 31,
	2005	2004
Noninterest income:
Loan related fees	$1,058	$410
Retail banking fees	531	27
Mortgage banking fees, net	40	112
1031 exchange fees	374	—
Gain on sale of loans	645	138
Gain on sale of securities	—	893
Bank-owned life insurance	804	205
Other income	296	33

Total noninterest income	$3,748	$1,818

Noninterest income was $3.7 million for the three months ended March 31, 2005 compared to $1.8 million for the three months ended March 31, 2004. The increase in loan related fees and retail banking fees during the first quarter of 2005 compared to the first quarter of 2004 is largely due to the Hawthorne acquisition which closed in June 2004. Loan related fees includes loan prepayment fees of $740,000 for the three months ended March 31, 2005 compared to $391,000 for the three months ended March 31, 2004. The increase in loan prepayment fees reflects a significantly larger loan portfolio. For the three months ended March 31, 2005, noninterest income included fee income earned from 1031 exchange transactions since the close of the TIMCOR acquisition on February 17, 2005. Gains on sale of loans totaled $645,000 for the three months ended March 31, 2005 compared to $138,000 for the three months ended March 31, 2004. The gain on sale of loans in the first quarter of 2005 relates to the sale of $155.8 million of lower rate single family loans, including $54.0 million of loans acquired in the TIMCOR acquisition, as we continued to remix the composition of the loan portfolio. Income from bank-owned life insurance increased to $804,000 for the three months ended March 31, 2005 as compared to $205,000 for the three months ended March 31, 2004 due to the additional bank-owned life insurance acquired in the Hawthorne transaction. We also received an annual dividend of $408,000 on one of the policies acquired from Hawthorne during the first quarter of 2005.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended March 31,
	2005	2004
Noninterest expenses:
Compensation and benefits	$6,627	$2,210
Non-cash stock compensation	241	29
Occupancy and equipment	2,159	361
Marketing	654	279
Technology	612	128
Professional and consulting	490	205
Insurance premiums and assessment costs	568	219
Amortization of core deposit intangible	163	—
Recapture of reserve for unfunded commitments	(1,490)	—
Other	2,793	608

Total noninterest expenses	$12,817	$4,039

Our noninterest expenses totaled $12.8 million for the three months ended March 31, 2005 compared to $4.0 million for the three months ended March 31, 2004. Overall, the increase in noninterest expenses during the first quarter of 2005 compared to the first quarter of 2004 is primarily due to higher operating costs largely related to the additional operations from the acquisition of Hawthorne. The acquisition of TIMCOR and our internal growth in operations also contributed to the increase in noninterest expenses. Our noninterest expenses for the three months ended March 31, 2005 include $441,000 of total noninterest expense associated with TIMCOR operations since the close of the acquisition on February 17, 2005. We recorded $163,000 of amortization of the core deposit intangible for the three months months ended March 31, 2005 as a result of the acquisition of Hawthorne.

During the first quarter of 2005, we recorded a $1.5 million recapture of the reserve associated with unfunded commitments. The reserve is a component of other liabilities and the recapture was recorded as a result of a modification in our methodology for calculating the reserve associated with construction loans in addition to multi-family and commercial real estate holdback loans. We adjusted our methodology from a general reserve approach to a more specific and individual loan assessment methodology which refines the quantification of the credit risk associated with the unfunded commitments for unique, collateral-secured assets, with effective disbursement review processes in place, and is based on specific identification and impairment analysis. This modification was implemented during the first quarter of 2005 due to the fact that (i) as of March 31, 2005, management has attained more than three quarters of experience with the lending policies, procedures and practices of the segregated construction lending and administration business units acquired in the Hawthorne acquisition and (ii) as of March 31, 2005, 62% of the unfunded construction loan commitments were attributable to construction loan originations subsequent to the Hawthorne acquisition and originated under new lending management, policies and procedures. It was during the first quarter of 2005 that the majority of outstanding unfunded construction loan commitments were originated after the Hawthorne acquisition. The methodology used in the prior quarters is considered adequate and reasonable given the related construction loans were originated under Hawthorne’s construction lending platform. Upon review of the construction loans and multi-family and commercial real estate holdback loans, management determined that there is minimal inherent credit risk related to these unfunded commitments. At March 31, 2005, our reserve for unfunded loan commitments was $103,000 and undisbursed principal balances totaled $154.0 million. The remaining reserve at March 31, 2005 is for the undisbursed commitments on commercial business lines of credit and home equity lines of credit.

Income Taxes. We recognized $14.3 million of income tax expense during the three months ended March 31, 2005 compared to $4.5 million for the three months ended March 31, 2004. Our effective tax rate was 38.2% for the three months ended March 31, 2005 compared to 38.7% for the three months ended March 31, 2004. The reduction of our effective tax rate during the first quarter of 2005 compared to the year ago period reflects the realization of proportionately higher low income housing and other tax credits, and the larger amount of income property loans in enterprise zones that generate certain state tax benefits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At March 31, 2005, the Bank had $523.5 million in available FHLB borrowing capacity, and $15.0 million of unencumbered securities available to either be borrowed against or sold. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. At March 31, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $252.1 million. Certificates of deposit which are scheduled to mature within one year totaled $941.0 million, excluding purchase accounting adjustments, at March 31, 2005, and borrowings that are scheduled to mature within the same period amounted to $2.01 billion, excluding purchase accounting adjustments, at such date. Management believes the Bank has sufficient liquidity to support its operations.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses and debt service requirements. At March 31, 2005, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $9.2 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at the Company, which amounted to $12.4 million at March 31, 2005, including $1.8 million of an unencumbered mortgage-backed security. The Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payments of dividends or other payments by the Bank are an unsafe or unsound practice. At March 31, 2005, the Bank could dividend up to $103.1 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

The Company has issued $92.5 million of trust preferred securities through its nine unconsolidated trust subsidiaries and acquired $51.0 million of trust preferred securities that Hawthorne had previously issued. In connection with the issuance or acquisition of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $148.0 million of junior subordinated debentures issued by the Company.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of March 31, 2005 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$425,862	12.2%	$278,296	8.0%	$347,869	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	397,119	11.4	197,407	4.0	208,722	6.0
Tier I (core) capital (to adjusted assets)(1)	397,119	8.1	197,407	4.0	246,759	5.0
Tangible capital (to tangible assets)(1)	397,119	8.1	74,028	1.5	N/A	N/A

(1)	Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $4.9 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.5 billion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk continues to be market interest rate volatility and its potential impact on net interest income and net interest margin resulting from changes in interest rates. We monitor our interest rate risk on at least a quarterly basis. Our operations do not subject us to foreign exchange or commodity price risk and we do not own any trading assets. Our real estate loan portfolio is concentrated primarily within California making us subject to the risk associated with the local economy. For a complete discussion of our asset and liability management process and our interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following March 31, 2005 would decrease the projected higher net interest income by 1.5% and increase the projected higher net interest income by 7.5% during the subsequent twelve months, while a parallel decline in interest rates of 200 basis points during the twelve months following March 31, 2005 would increase the projected higher net interest income by 4.2% and decrease the projected higher net interest income by 0.3% during the subsequent twelve months. Based on the sensitivity analysis performed by the Bank at December 31, 2004, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2004 would have a neutral effect on the projected higher net interest income and increase the projected higher net interest income by 6.9% during the subsequent twelve months, while a parallel decline in interest rates of 100 basis points during the twelve months following December 31, 2004 would decrease projected net interest income by 1.2% and decrease the projected higher net interest income by 8.2% during the subsequent twelve months.

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

Though we rely on a net interest income sensitivity/simulation model to manage our interest rate risk, we do monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At March 31, 2005, the Bank’s interest-earning assets, which mature or reprice within one year, exceeded its interest-bearing liabilities with similar characteristics by $23.1 million, or 0.44% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of March 31, 2005, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$2,907	$—	$—	$69,898	$72,805
Securities(1)(2)	186,620	132,962	96,161	144,201	559,944
Single family residential loans(3)	673,910	91,290	47,652	6,301	819,153
Multi-family residential loans(3)	1,989,984	460,962	168,701	10,021	2,629,668
Commercial real estate loans(3)	276,824	86,954	64,889	11,421	440,088
Construction loans (3)	225,126	524	—	—	225,650
Land loans (3)	48,182	—	—	—	48,182
Commercial business and consumer loans(3)	19,251	—	—	—	19,251
Other assets(4)	—	—	—	470,967	470,967

Total	$3,422,804	$772,692	$377,403	$712,809	$5,285,708

Liabilities:
Certificates of deposit(5)	$941,926	$105,886	$596	$—	$1,048,408
Demand deposits – Noninterest bearing	—	—	—	125,973	125,973
Demand deposits – Interest bearing(6)	7,861	31,445	39,305	—	78,611
Money market checking(6)	198,341	251,318	219,700	—	669,359
Money market savings(6)	97,938	68,556	29,381	—	195,875
Savings accounts(6)	140,883	98,618	42,265	—	281,766
FHLB advances(7)(8)	1,951,758	36,281	299	27,000	2,015,338
Other borrowings	61,000	—	—	—	61,000
Other liabilities(9)	—	—	—	58,507	58,507

Total	$3,399,707	$592,104	$331,546	$211,480	$4,534,837

Excess of total assets over total liabilities	$23,097	$180,588	$45,857	$501,329

Cumulative excess of total assets over total liabilities	$23,097	$203,685	$249,542	$750,871

Cumulative excess of total assets over total liabilities as a percentage of total assets	0.44%	3.85%	4.72%	14.21%

(1)	Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments.

(2)	Includes FHLB stock.

(3)	Includes loans held-for-sale. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(4)	Includes loan purchase premiums and discounts, net deferred loan fees and costs, the allowance for loan losses, goodwill, bank-owned life insurance, affordable housing investments, accrued interest receivable and other assets.

(5)	Includes remaining purchase premium of $1.5 million.

(6)

Although the Bank’s interest-bearing demand deposit accounts, money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations. The table above assumes the following allocation of principal balances for interest-bearing demand deposit accounts, money market savings accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years. Money market checking account balances in the above table include $355.6 million of TIMCOR deposits at the Bank, which are viewed as having less interest rate sensitivity. As a result, the following allocation of principal balances for money market checking balances is assumed: 30% during the first twelve months, 37% during 1-3 years and 33% during 3-5 years. If the principal balance for all interest-bearing demand deposit, money market and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $757.5 million, or 14.3% of total assets.

(7)	Includes remaining purchase premiums of $638,000.

(8)	Fixed-rate advances are included in the periods in which they are scheduled to mature.

(9)	Includes accrued interest payable and other liabilities.

At March 31, 2005, of the Bank’s $4.2 billion total loan portfolio, 99.3% had interest rates which adjust within a five year period, of which 77.8% or $3.2 billion had interest rates which adjust within a one-year period, based on scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

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

On February 2, 2005, the Company’s special purpose business trust, CCB Capital Trust IX, issued $15,000,000 of trust preferred securities in a private placement offering. In connection with this transaction, the Company issued certain junior subordinated debentures and guarantees. The Company and CCB Capital Trust IX relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended March 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31	147,732	$20.40	144,900	1,423,963
February 1 – February 28	475,500	20.93	475,500	948,463
March 1 – March 31	84,000	20.23	84,000	864,463

(1)	Total number of shares purchased during January 2005 includes 2,832 of vested restricted stock awards surrendered in January 2005 by two executives as payment for tax withholding liabilities. As the vested restricted stock awards are issued and outstanding shares, the surrendered shares are reflected by the Company as a component of its treasury stock.

(2)	The shares repurchased during the three months ended March 31, 2005 were repurchased under two publicly announced stock repurchase plans. The Company’s first stock repurchase plan was approved by our Board of Directors on May 17, 2004 and announced on May 26, 2004, which authorized the purchase, at management’s discretion, of up to 2.5% of the Company’s proforma outstanding shares of common stock, giving effect to the acquisition of Hawthorne Financial Corporation, not to exceed $20.0 million in value. The Company announced the completion of this plan on February 2, 2005. An aggregate of 1,034,116 shares were repurchased pursuant to such plan. On January 25, 2005, the Company announced the Board of Directors’ approval of the Company’s second stock repurchase plan which authorized the repurchase, at management’s discretion, of up to 2.5% of the Company’s outstanding common stock, which amounted to 1,366,447 shares at that date. We did not impose a time period for the repurchase activity under the second repurchase plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)

3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (12)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)

4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (5)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (6)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas. (7)

4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.9	Form of Hawthorne Financial Corporation Warrants. (9)

4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein. (9)

4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York. (12)

4.15	Indenture Dated February 2, 2005 between Commercial Capital Bancorp, Inc. and Deutsche Bank and Trust Company Americas. (18)

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003. (5)

10.2.1	Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of August 1, 2004.

10.2.2	First Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of January 24, 2005.

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(13)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(14)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)

10.8	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002. (1)

10.9	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002. (1)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001. (1)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002. (1)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002. (1)

10.13	Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc. (1)

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2002 for Stephen H. Gordon. (15)

10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 for Stephen H. Gordon. (15)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (16)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (17)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003. (5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003. (5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003. (6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003. (6)

10.23	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004. (7)

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004. (7)

10.25	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VII dated May 27, 2004. (12)

10.26	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated May 27, 2004. (12)

10.27	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VIII dated June 22, 2004. (12)

10.28	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated June 22, 2004. (12)

10.29	Executive Performance-Based Compensation Policy. (10)

10.30	Commercial Capital Bancorp, Inc. 2004 Long –Term Incentive Plan. (10)

10.32	Hawthorne Financial Corporation 2001 Stock Option Plan. (11)

10.33	Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust IV dated February 2, 2005. (18)

10.34	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated February 2, 2005. (18)

10.35	Agreement and Plan of Merger, dated January 27, 2004 by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and each of the investors named therein. (10)

11	Statement regarding computation of per share earnings. (See Note 3 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy). (6)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(3)	The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.

(4)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 14, 2003.

(5)	Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 14, 2003.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

(7)	Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 10, 2004.

(8)	Incorporated by reference from the Registration Statement on Form S-3 (No. 333-117583) filed with the SEC on July 22, 2004.

(9)	Incorporated by reference from Hawthorne Financial Corporation’s Current Report on Form 8-K filed with the SEC on February 7, 1996. The Company assumed the Hawthorne Financial Corporation Warrants following the Company’s acquisition of Hawthorne on June 4, 2004.

(10)	Incorporated by reference from the Registration Statement on Form S-4 (No. 333-113869) filed with the SEC on March 23, 2004, as amended on April 13, 2004.

(11)	Incorporated by reference from the Registration Statement on Form S-8 (No. 333-116643) filed with the SEC on June 18, 2004. The Company assumed the Hawthorne Financial Corporation 2001 Stock Option Plan following the Company’s acquisition of Hawthorne on June 4, 2004.

(12)	Incorporated by reference from the Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(13)	We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez, Walsh and Noble with the only differences being with respect to titles and salary.

(14)	The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez, Walsh, Williams and Noble with the only differences being with respect to titles and salary.

(15)	The Bank has entered into substantially identical agreements with Messrs. DePillo, Hagerty, Sanchez, Walsh, Williams and Noble with the only difference being the amounts paid under the agreement.

(16)	We have entered into substantially identical agreements with each of our directors.

(17)	The Bank has entered into substantially identical agreements with each of its directors.

(18)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2004 (No. 000-50126) filed with the SEC on March 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon
Chairman of the Board and Chief Executive Officer

May 9, 2005

By:	/s/ CHRISTOPHER G. HAGERTY
Christopher G. Hagerty
Executive Vice President, Chief Financial Officer and Director

May 9, 2005