Form 10-Q
period 2005-06-30
COMMERCIAL CAPITAL BANCORP INC
filed 2005-08-09
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

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

Number of shares of common stock outstanding as of July 31, 2005: 55,530,991(1)

(1)   Includes 340,630 contingent shares held in escrow.

PART I

Item 1. Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$33,812	$16,961
Securities available-for-sale	444,456	491,265
Federal Home Loan Bank stock, at cost	98,943	96,046
Loans, net of allowance for loan losses of $28,731 and $36,835	3,744,639	3,913,804
Loans held-for-sale	304,723	976
Premises and equipment, net	16,905	10,318
Accrued interest receivable	18,872	17,120
Goodwill	394,080	357,367
Core deposit intangible	5,576	5,902
Bank-owned life insurance	47,525	46,277
Affordable housing investments	34,877	36,719
Other assets	35,593	31,169
	$5,180,001	$5,023,924

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$127,300	$97,931
Interest-bearing:
Demand	74,941	78,003
Money market checking	243,337	473,344
Money market savings	313,158	245,306
Savings	218,573	336,474
Certificates of deposit	1,055,305	1,025,723
Total deposits	2,032,614	2,256,781

Advances from Federal Home Loan Bank	1,521,028	1,856,349
Exchange balances	685,551	—
Junior subordinated debentures	150,253	135,079
Other borrowings	65,000	101,000
Accrued interest payable and other liabilities	57,098	49,499
Total liabilities	4,511,544	4,398,708

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 57,725,779 and 55,549,435; and outstanding 55,388,061 and 54,519,579 shares	57	55
Additional paid-in capital	593,114	561,577
Deferred compensation	(4,290)	(233)
Retained earnings	116,980	81,806
Accumulated other comprehensive loss	(2,322)	(1,733)
Less: Treasury stock, at cost – 1,997,088 and 1,029,856 shares	(35,082)	(16,256)
Total stockholders’ equity	668,457	625,216
	$5,180,001	$5,023,924

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Interest income on:
Loans	$58,540	$26,647	$114,445	$41,688
Securities	4,990	6,301	10,209	12,471
Federal Home Loan Bank stock	1,086	662	2,120	1,061
Federal funds sold and interest-bearing deposits in other banks	62	16	145	36
Total interest income	64,678	33,626	126,919	55,256
Interest expense on:
Deposits	10,861	4,815	20,735	7,903
Advances from Federal Home Loan Bank	10,923	4,774	22,067	8,669
Exchange balances	1,147	—	1,487	—
Junior subordinated debentures	2,307	986	4,350	1,624
Other borrowings	515	176	1,021	383
Total interest expense	25,753	10,751	49,660	18,579
Net interest income	38,925	22,875	77,259	36,677
Recapture of allowance for loan losses	—	—	(8,109)	—
Net interest income after recapture of allowance for loan losses	38,925	22,875	85,368	36,677
Noninterest income:
Loan related fees	1,519	977	2,577	1,387
Retail banking fees	509	186	1,041	213
Mortgage banking fees	108	194	149	306
1031 exchange fees	1,347	—	1,720	—
Gain on sale of loans	2,757	4	3,401	142
Gain on sale of securities	—	1,259	—	2,152
Bank-owned life insurance	445	284	1,248	489
Other income	213	61	511	94
Total noninterest income	6,898	2,965	10,647	4,783
Noninterest expenses:
Compensation and benefits	7,258	3,452	13,885	5,662
Non-cash stock compensation	393	29	634	58
Occupancy and equipment	2,052	713	4,212	1,074
Marketing	619	404	1,273	683
Technology	646	214	1,258	342
Professional and consulting	671	205	1,161	410
Insurance premiums and assessment costs	574	316	1,142	535
Merger related	—	420	—	420
Amortization of core deposit intangible	162	58	325	58
Loss on early extinguishment of debt	—	1,204	—	1,204
Recapture of reserve for unfunded commitments	—	—	(1,490)	—
Other	3,055	794	5,848	1,402
Total noninterest expenses	15,430	7,809	28,248	11,848
Income before income tax expense	30,393	18,031	67,767	29,612
Income tax expense	11,068	7,108	25,356	11,588
Net income	$19,325	$10,923	$42,411	$18,024
Basic earnings per share	$0.35	$0.30	$0.77	$0.54
Diluted earnings per share	0.34	0.28	0.74	0.50

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Six Months ended June 30, 2005

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2004	54,520	$55	$561,577	$(233)	$81,806	$(1,733)	$(16,256)	$625,216

Comprehensive income:

Net income	—	—	—	—	42,411	—	—	42,411

Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	—	(589)	—	(589)

Total comprehensive income								41,822
Common stock issued for acquisition of TIMCOR Exchange Corporation (“TIMCOR”)	1,022	1	21,684	—	—	—	—	21,685
Cash dividends paid on common stock	—	—	—	—	(7,237)	—	—	(7,237)
Common stock repurchased	(967)	—	—	—	—	—	(18,826)	(18,826)
Exercise of stock options	510	1	1,840	—	—	—	—	1,841
Tax benefit from stock options	—	—	3,228	—	—	—	—	3,228
Exercise of warrants	101	—	75	—	—	—	—	75
Restricted stock awards issued	207	—	4,813	(4,813)	—	—	—	—
Amortization of deferred compensation restricted stock awards, net of recapture of unvested restricted stock awards	(5)	—	(122)	756	—	—	—	634
Tax benefit from restricted stock awards	—	—	19	—	—	—	—	19
Balance, June 30, 2005	55,388	$57	$593,114	$(4,290)	$116,980	$(2,322)	$(35,082)	$668,457

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$42,411	$18,024
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of allowance for loan losses	(8,109)	—
Recapture of reserve for unfunded commitments	(1,490)	—
Core deposit intangible amortization	325	58
Hawthorne purchase accounting adjustments	(3,959)	(1,226)
Depreciation and other amortization	3,267	2,327
Stock compensation expense	634	58
Stock dividend from Federal Home Loan Bank	(2,120)	(1,061)
Bank-owned life insurance income	(1,248)	(489)
Deferred taxes	7,585	3,287
Gain on sale of mortgage servicing rights	(105)	—
Gain on sale of securities	—	(2,152)
Gain on sale of loans	(3,401)	(142)
Loss on early extinguishment of debt	—	1,204
Origination of loans held-for-sale, net of principal payments	(159,218)	953
Proceeds from sales of loans held-for-sale	545,789	13,095
(Increase) decrease in accrued interest receivable and other assets	(8,762)	16,095
Increase (decrease) in accrued interest payable and other liabilities	9,884	(17,412)
Other, net	(179)	4,444
Net cash provided by operating activities	421,304	37,063
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(153,483)
Proceeds from sales of securities available-for-sale	—	512,873
Proceeds from maturities and repayments of securities	44,947	54,185
Purchases of Federal Home Loan Bank stock	(961)	(6,594)
Origination and purchase of loans, net of principal payments	(438,278)	(398,464)
Proceeds from sales of loans	—	139
Purchase of leasehold improvements and equipment	(3,177)	(1,364)
Purchase of affordable housing investments	(3,052)	(1,386)
Purchase of Bank-owned life insurance	—	(653)
Cash acquired from Hawthorne, net	—	20,091
Cash acquired from TIMCOR	303,486	—
Cash acquired from NAEC, net	205,844	—
Net cash provided by investing activities	108,809	25,344
Cash flows from financing activities:
Net (decrease) increase in deposits	(223,426)	42,062
Proceeds from Federal Home Loan Bank advances	230,000	742,554
Repayment of Federal Home Loan Bank advances	(565,300)	(761,204)
Net increase in exchange balances	90,611	—
Decrease in warehouse line of credit	—	(13,794)
Issuance of junior subordinated debentures	15,000	25,000
Net decrease in other borrowings	(36,000)	(74,475)
Exercise of stock options	1,841	317
Exercise of warrants	75	—
Cash dividends paid on common stock	(7,237)	—
Purchase of treasury stock	(18,826)	(8,554)
Net cash used in financing activities	(513,262)	(48,094)
Net increase in cash and cash equivalents	16,851	14,313
Cash and cash equivalents:
Beginning of period	16,961	4,066
End of period	$33,812	$18,379

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Six Months ended June 30,
	2005	2004
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$49,058	$24,899
Income taxes	12,113	4,650
Noncash activity:
Transfer of loans to loans held-for-sale	623,505	—
Securitization of loans	—	26,978

Supplemental disclosure for the acquisitions of Hawthorne (June 2004), TIMCOR (February 2005) and NAEC (May 2005):
Cash and cash equivalents	$526,493	$20,098
Securities available-for-sale	—	331,135
Federal Home Loan Bank stock	—	36,627
Loans, net of allowance	67,061	2,228,032
Premises and equipment, net	5,080	5,910
Accrued interest receivable	111	9,013
Goodwill	36,422	344,332
Core deposit intangible	—	6,366
Bank owned life insurance	—	26,776
Affordable housing investments	—	1,758
Other assets	445	55,951
Deposits	—	(1,756,279)
Advances from Federal Home Loan Bank	—	(745,773)
Exchange balances	(594,940)	—
Junior subordinated debentures	—	(55,513)
Accrued interest payable and other liabilities	(1,659)	(36,151)
Net assets acquired	$39,013	$472,282
Fair value of consideration, including acquisition costs	$21,850	$472,275
Cash paid, including acquisition costs	17,163	7
Total consideration paid or issued	39,013	472,282
Fair value of contingent shares held in escrow	7,228	—
Total consideration	$46,241	$472,282

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)                  Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (referred to herein on an unconsolidated basis as “Commercial Capital Bancorp” and on a consolidated basis as the “Company”); Commercial Capital Bank, FSB (the “Bank”); Commercial Capital Mortgage, Inc. (“CCM”); ComCap Financial Services, Inc. (“ComCap”); for periods after July 26, 2004, Clearinghouse NMTC (SUB 2), LLC; for the period after February 17, 2005, TIMCOR Exchange Corporation (“TIMCOR”); and for the period after May 24, 2005, North American Exchange Company (“NAEC”). On March 30, 2005, the Bank acquired a $20 million equity investment in Clearinghouse NMTC (SUB 6) and on June 28, 2005, the Bank acquired a $20 million equity investment in Clearinghouse NMTC (SUB 7), both for the sole purpose of making qualified low-income community investments under the new markets tax credit provisions of the Internal Revenue Code of 1986 (the “Code”), as amended.  Prior period financial information has been restated to reflect reclassification adjustments to conform to current period presentation.

(2)                     Business Combinations

Acquisition of North American Exchange Company

On May 24, 2005, TIMCOR completed the acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc.  TIMCOR acquired NAEC for an all cash purchase price of $17.0 million.  NAEC is a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code and operates as a wholly owned subsidiary of TIMCOR.  As such, the operations of NAEC are reflected in the results of TIMCOR’s operations for periods after May 24, 2005. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the NAEC acquisition is summarized below:

(Dollars in thousands)
Cash	$223,007
Premises and equipment, net	54
Goodwill	16,064
Other assets	20
Exchange balances	(221,542)
Other liabilities	(440)
Fair value of net assets acquired	$17,163
Cash consideration, including acquisition costs	$17,163

Legal fees of $163,000 related to the acquisition of NAEC have been capitalized as part of the purchase price.  As of June 30, 2005, $83,000 of these costs have been paid.  The goodwill that resulted from this acquisition was allocated to NAEC, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 6.

Acquisition of TIMCOR

On February 17, 2005, the Company completed the acquisition of TIMCOR, a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code, in an all stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the Company’s common stock. TIMCOR operates as a wholly owned subsidiary of Commercial Capital Bancorp. The Company used the purchase method of accounting, and accordingly, TIMCOR’s operating results have been included in the consolidated financial statements from February 17, 2005. The valuation of common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $21.22. The Company delivered 681,260 shares of stock to the TIMCOR shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Of the total number of shares held in escrow at June 30, 2005, the distribution of 340,630 escrow shares is contingent upon there being no material changes or amendments to Section 1031 of the Code prior to their distribution that would eliminate the benefits associated with offering Section 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise pursuant to the acquisition agreement.

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

Professional and legal fees of $165,000 related to the TIMCOR acquisition have been capitalized as part of the purchase price. Through June 30, 2005, all of these costs have been incurred and paid.  The goodwill that resulted from this acquisition was allocated to TIMCOR, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 6.

(3)      Comprehensive Income

The table below reflects the changes in comprehensive income for the three and six month periods ending June 30, 2005 and 2004:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$19,325	$10,923	$42,411	$18,024
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities arising during the period, net of reclassification adjustments	2,370	(6,473)	(589)	(2,998)
Total comprehensive income	$21,695	$4,450	$41,822	$15,026

(4)                  Earnings Per Share

Information used to calculate earnings per share for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

Net income	$19,325	$10,923	$42,411	$18,024
Weighted average shares:
Basic weighted average number of common shares outstanding	55,186,788	36,729,282	55,005,348	33,374,139
Dilutive effect of common stock equivalents:
Options	1,771,882	2,210,493	1,885,592	2,201,703
Warrants	213,268	250,052	251,761	125,026
Restricted stock awards	10,302	4,524	8,850	4,072
Total dilutive effect common stock equivalents	1,995,452	2,465,069	2,146,203	2,330,801

Diluted weighted average shares	57,182,240	39,194,351	57,151,551	35,704,940
Contingent shares issued to TIMCOR shareholders	340,630	—	249,796	—
Total diluted weighted average shares	57,522,870	39,194,351	57,401,347	35,704,940
Net income per common share:
Basic	$0.35	$0.30	$0.77	$0.54
Diluted	0.34	0.28	0.74	0.50

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

(5)                  Stock Compensation

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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

Net income, as reported	$19,325	$10,923	$42,411	$18,024
Add: Stock-based compensation expense included in reported net income, net of tax	228	17	368	34
Less: Total stock-based compensation expense under the fair value method, net of tax	(335)	(146)	(570)	(286)
Net income, pro forma	$19,218	$10,794	$42,209	$17,772
Basic earnings per share:
As reported	$0.35	$0.30	$0.77	$0.54
Pro forma	0.35	0.29	0.77	0.53
Diluted earnings per share:
As reported	0.34	0.28	0.74	0.50
Pro forma	0.33	0.28	0.74	0.50

(6)                  Operating Segments

At June 30, 2005, the Company’s primary operating segments consist of its banking operations and 1031 exchange accommodator business.  The banking operations are conducted solely through the Bank while the 1031 exchange accommodator business is conducted through TIMCOR and NAEC.  The Bank and TIMCOR are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. The 1031 exchange accommodator business is considered a primary operating segment for periods beginning after February 17, 2005. The 1031 exchange accommodator business generates income through 1031 exchange fees, which are reflected as a component of noninterest income in the consolidated statement of income and are recognized when fees are received from the exchange customer upon completion of the 1031 exchange transaction. The “all other” category reflects the results of operations and total assets of Commercial Capital Bancorp, CCM and ComCap. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation.

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Financial highlights by line of business were as follows:

		Three Months ended June 30, 2005
	Bank	1031 Exchange Accommodators	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after recapture of allowance for loan losses	$40,147	$684	$(2,225)	$319	$38,925
Noninterest income	5,476	1,347	75	—	6,898
Noninterest expense	12,585	1,787	1,058	—	15,430
Income taxes	12,271	104	(1,441)	134	11,068
Net income	$20,767	$140	$(1,767)	$185	$19,325
Total assets	$5,120,524	$727,216	$821,571	$(1,489,310)	$5,180,001

	Three Months ended June 30, 2004
	Bank	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$23,230	$(878)	$523	$22,875
Noninterest income	2,963	170	(168)	2,965
Noninterest expense	7,044	806	(41)	7,809
Income taxes	7,597	(656)	167	7,108
Net income	$11,552	$(858)	$229	$10,923
Total assets	$4,733,165	$748,256	$(737,571)	$4,743,850

		Six Months ended June 30, 2005
	Bank	1031 Exchange Accommodators	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after recapture of allowance for loan losses	$87,940	$1,071	$(4,195)	$552	$85,368
Noninterest income	8,818	1,683	146	—	10,647
Noninterest expense	24,035	2,227	1,986	—	28,248
Income taxes	27,522	223	(2,621)	232	25,356
Net income	$45,201	$304	$(3,414)	$320	$42,411
Total assets	$5,120,524	$727,216	$821,571	$(1,489,310)	$5,180,001

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months ended June 30, 2004
	Bank	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$36,790	$(1,389)	$1,276	$36,677
Noninterest income	4,611	375	(203)	4,783
Noninterest expense	10,300	1,595	(47)	11,848
Income taxes	12,231	(1,114)	471	11,588
Net income	$18,870	$(1,495)	$649	$18,024
Total assets	$4,733,165	$748,256	$(737,571)	$4,743,850

(7)                  Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Compensation costs should be recognized over the requisite service period. The amount accrued each period until the vesting date is based on the estimated number of awards that are expected to vest, adjusted periodically to reflect the current estimate of forfeitures. SFAS 123R does not express a preference for a type of valuation model to be used in measuring the grant-date fair value that is accrued over the service period. The statement was effective for public companies (non-small business issuers) for interim and annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS 123R to provide that non-small business issuers with a calendar year-end are required to implement SFAS 123R at the beginning of their next fiscal year. The Company intends to adopt SFAS 123R on January 1, 2006 and to employ the modified prospective method of transition upon implementation. The implementation of this standard is not anticipated to have a significant impact on the consolidated financial statements.

(8)                  Stock Repurchase Plan

On January 25, 2005, the Company announced that its Board of Directors had authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. On February 2, 2005, the Company announced the completion of its first stock repurchase plan and now operates under the second plan. At June 30, 2005, the Company had repurchased an aggregate of 1,796,100 shares at an average price of $19.30, of which 260,000 and 964,400 shares were purchased during the three and six months ended June 30, 2005, respectively, at an average price per share of $16.00 and $19.46, respectively. At June 30, 2005, there were 604,463 of the Company’s outstanding shares that may yet be repurchased under the current stock repurchase plan.

(9)                  Issuance of Junior Subordinated Debentures

On February 2, 2005, the Company issued $15.5 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust IX (“Trust IX”) with an interest rate which is fixed for the first five years, after which the rate will reset quarterly, indexed to three month LIBOR plus 178 basis points. The initial fixed interest rate was established at 5.90%. Trust IX was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The net proceeds from the offering of $15.0 million are being used by the Company for general corporate purposes, including the repurchase of outstanding shares of the Company’s common stock.

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

General

We are Commercial Capital Bancorp, Inc. (the “Company”), a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), TIMCOR Exchange Corporation (“TIMCOR”), North American Exchange Company (“NAEC”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”). At March 31, 2005, the most recent date for which such information is available, the

Company was the 25th largest thrift in the country and the sixth largest in California, according to SNL Financial. Based on the percentage growth in our assets on a quarterly basis for the 36 month period ended March 31, 2005, we have been the fastest growing savings organization in California according to Federal Deposit Insurance Corporation (“FDIC”) data. We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked second in the state in originations of such loans for the twelve month period ended March 31, 2005, with an aggregate of 3.84% of total originations.

We conduct our primary operations through the Bank, which operates banking offices in Westlake Village (Ventura County), Tarzana, Malibu, Beverly Hills, Baldwin Hills, Westchester, Hawthorne, Manhattan Beach, Gardena, Hermosa Beach, Torrance, Redondo Beach (Los Angeles County), Orange, Irvine, Rancho Santa Margarita (Orange County), Riverside (Riverside County), La Jolla, Del Mar, San Diego (San Diego County) and San Mateo (San Mateo County), and lending offices, in Corte Madera, San Mateo, Oakland, Encino, Glendale, West Los Angeles, El Segundo, Irvine, Riverside, and La Jolla, California. In March 2005, we opened a banking office in San Mateo, California, which is our first in Northern California. Also in 2005, we plan to open a banking office located in Newport Coast, California.

In June 2004, we completed the acquisition of Hawthorne Financial Corporation (“Hawthorne”). At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits and operated through 15 branches.

On February 17, 2005, we completed the acquisition of TIMCOR, a qualified intermediary that facilitates tax deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986 (the “Code”), in an all stock transaction with a fixed value of approximately $29.0 million. The Company used the purchase method of accounting, and accordingly, TIMCOR’s operating results have been included in the consolidated financial statements from February 17, 2005. TIMCOR is headquartered in Los Angeles, California and with operations in offices located in Houston, Texas, Chicago, Illinois and Miami, Florida.

On May 24, 2005, TIMCOR completed the acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc.  NAEC is a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code and operates as a wholly owned subsidiary of TIMCOR.  TIMCOR acquired NAEC for an all cash purchase price of $17.0 million, which created $16.1 million of goodwill at acquisition date.  NAEC is headquartered in Walnut Creek, California and maintains offices in Long Beach and La Jolla, California and Scottsdale, Arizona.  NAEC also has a presence in Las Vegas, Nevada, Denver, Colorado and Washington, D.C.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. Two of our accounting polices are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  These policies govern the allowance for loan losses and the accounting for impairment of goodwill and core deposit intangible.  Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit Committee. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Our allowance for loan losses is established through a provision for loan losses charged to expense and may be reduced by a recapture of the allowance, which is also reflected in the statement of income. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions.

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

Operating Segments

Our primary operating segments consist of our banking operations and 1031 exchange accommodator business.  The banking operations are conducted solely through the Bank while the 1031 exchange business is handled through TIMCOR and NAEC. The Bank and TIMCOR are separate operating subsidiaries of the Company while NAEC is a separate operating subsidiary of TIMCOR. For total assets and statement of income information on our primary operating segments as of and for the three and six months ended June 30, 2005 and 2004, see Note 6 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. We had total consolidated assets of $5.2 billion at June 30, 2005, an increase of 3% from $5.0 billion at December 31, 2004. Total loans, which include loans held for investment, net of the allowance for loan losses, and loans held-for-sale, totaled $4.0 billion at June 30, 2005, an increase of 3% from $3.9 billion at December 31, 2004. As previously disclosed at the end of the March 31, 2005 quarter, we implemented our strategy to remix the composition of the loan portfolio and designated $611.6 million of lower rate single family residential loans as held-for-sale with virtually all of our single family loan originations to be classified as “held-for-sale”.  We continued to remix the composition of our loan portfolio by completing the sale of $386.1 million of single family loans during the three months ended June 30, 2005.  Loan sales during the first half of 2005 totaled $542.0 million and included $54.0 million of loans acquired in the TIMCOR transaction. At June 30, 2005, we had classified loans aggregating $304.7 million as held-for-sale, which includes $303.8 million of single family loans and one multi-family loan totaling $971,000 held by CCM.  It is our intention to continue to replace the single family loans held-for-sale with multi-family, commercial real estate and construction loans which should result in a higher yield on interest-earning assets. As a result of the acquisitions of TIMCOR and NAEC, exchange balances, which represent amounts due to exchange clients at the completion of the client’s 1031 exchange transaction, totaled $685.6 million as of June 30, 2005. Exchange balances are included as a component of borrowings on our consolidated balance sheet.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $33.8 million at June 30, 2005 and $17.0 million at December 31, 2004. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to efficiently collateralize our borrowings or other obligations. Our securities portfolio totaled $444.5 million at June 30, 2005, a decrease of 10% from $491.3 million at December 31, 2004. Mortgage-backed securities were 9% of total assets at June 30, 2005 as compared to 10% as of December 31, 2004. We continue to reinvest cash flows received from our securities portfolio into higher yielding, adjustable rate loans. At June 30, 2005, all securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2005, our securities portfolio had an aggregate of $4.0 million of unrealized losses. The unrealized losses as of June 30, 2005 are a result of the level of market interest rates and are not a result of the underlying issuers’ ability to repay.  Accordingly, we have not recorded these unrealized losses in our consolidated statement of income.

Total Loans and Loan Fundings. At June 30, 2005, we had total loans of $4.0 billion compared to $3.9 billion at December 31, 2004. The following table sets forth the composition of our loans held-for-investment by type of loan and the total amount of loans classified as held-for-sale:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Real estate mortgage loans:
Single family (one to four units)	$196,605	$841,818
Multi-family (five units or over)	2,807,503	2,396,788
Commercial real estate	518,106	420,015
Construction	190,302	225,058
Land	43,946	56,308
Total real estate loans	3,756,462	3,939,987
Business, consumer and other loans	18,723	16,360
Total loans held-for-investment	3,775,185	3,956,347
Net deferred loan fees, premiums and discounts	(1,815)	(5,708)
Allowance for loan losses	(28,731)	(36,835)
Total loans held-for-investment, net	3,744,639	3,913,804
Loans held-for-sale, net	304,723	976

Total loans	$4,049,362	$3,914,780

Total loans increased $134.6 million, or 3%, during the first half of 2005.  Within the loan portfolio, total loans held-for-investment, net of deferred loan fees, premiums, discounts and the allowance for loan losses, declined $169.2 million, or 4%, during the same period due to the reclassification of $611.6 million of single family loans to held-for-sale at March 31, 2005. These loans are being sold over time and replaced by multi-family, commercial real estate and construction loans which should increase the yield on interest-earning assets. During the second quarter of 2005, we sold $386.1 million of single family loans, which were either classified as held-for-sale at March 31, 2005 or funded during the quarter.  The execution of this single family portfolio reduction strategy represents a transition away from a lower yielding, overly competitive and commoditized single family business model that was acquired in the Hawthorne transaction. Our single family loan production relies on third-party brokers which further adds to the cost of origination and reduces the profitability of holding these loans on the balance sheet. It is our intention to continue originating these super-jumbo, adjustable-rate single family loans and to sell them for cash gains which is consistent with our higher return on equity business model. Our loans held-for-sale at June 30, 2005 also includes one multi-family loan held by CCM.

Our multi-family loans held-for-investment increased at an annualized rate of 34% during the first half of 2005 and now represents 74% of total loans held-for-investment. Our commercial real estate portfolio increased at an annualized rate of 47% during the first half of 2005 and now represents 14% of total loans held-for-investment.  We had record core loan fundings of $599.3 million and $1.2 billion for the three and six months ended June 30, 2005, respectively, as compared to core loan fundings of $418.9 million and $649.0 million for the same periods in the prior year. We define core loan fundings as total loan originations and purchases net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels. Our total loan fundings for the three and six months ended June 30, 2005 totaled $624.7 million and $1.2 billion, respectively, as compared to total loan fundings of $466.7 million and $726.1 million for the same periods in the prior year.  Our total and core loan pipeline was $542 million and $514 million at June 30, 2005, respectively. During the second quarter of 2005, our core loan fundings included the purchase of $100.1 million of multi-family and commercial real estate loans and loan participations to replace the lower yielding single family residential loans that were sold during the second quarter as part of our single family portfolio reduction strategy.  The multi-family and commercial real estate loans purchased during the second quarter were primarily adjustable rate.  In addition, the loans purchased were reviewed and approved in accordance with our established loan origination policies and procedures.  We may opportunistically purchase loans in the future if the loans meet our internal policy, pricing and return criteria.

The allowance for loan losses totaled $28.7 million as of June 30, 2005, an $8.1 million decline from $36.8 million as of December 31, 2004. The decline in the current period resulted from an $8.1 million recapture of the allowance for loan losses, which was recorded through earnings in the first quarter of 2005, primarily as a result of the classification of the $611.6 million of single family residential loans as held-for-sale at March 31, 2005, which reduced our loans held-for-investment and the allowance for loan losses requirement. The allowance for loan losses was 0.76% of net loans held for investment at June 30, 2005 as compared to 0.93% as of December 31, 2004. See “Results of Operations—Asset Quality and the Recapture of the Allowance for Loan Losses.”

Deposits. Our deposits totaled $2.0 billion at June 30, 2005, a decrease of 10% from $2.3 billion at December 31, 2004. Our transaction account deposits totaled $977.3 million at June 30, 2005, a decrease of 21% from $1.2 billion at December 31, 2004.

The decrease in our deposits and transaction account deposits from December 31, 2004 is primarily attributable to the acquisition of TIMCOR since balances previously classified as deposits are classified as borrowings subsequent to February 17, 2005. TIMCOR had $151.6 million of deposits at the Bank at December 31, 2004. Since TIMCOR is now a wholly owned subsidiary of the Company, TIMCOR’s deposit balances at June 30, 2005 held at the Bank are eliminated upon consolidation and reflected as a component of exchange balances, which are reported as borrowings in our consolidated statement of financial condition. Our time deposits totaled $1.1 billion at June 30, 2005, essentially unchanged from $1.0 billion at December 31, 2004. In March 2005, we opened our first banking office in Northern California. In addition to selectively adding banking offices in the Southern California market to support strong retail deposit growth, we intend to pursue additional de novo branches in the greater Bay Area and the Sacramento Valley region, both of which are areas with significant existing borrower relationships.  In July 2005, we also announced the formation of the Commercial Banking Division within the Bank, which will focus on the business banking, treasury and cash management products and service needs of financial services companies.

Borrowings. Another source of funds are borrowings, primarily FHLB advances, junior subordinated debentures, and exchange balances. Total borrowings amounted to $2.4 billion at June 30, 2005 as compared to $2.1 billion at December 31, 2004. The increase is primarily due to the acquisitions of TIMCOR and NAEC and their related exchange balances, which totaled $685.6 million at June 30, 2005.  The exchange balances have been used to support our asset growth as well as to reduce our need for FHLB advances, which totaled $1.5 billion at June 30, 2005, a decrease of 18% from $1.9 billion at December 31, 2004. Exchange balances represent an attractive funding source, with an average cost of 0.83% during the first six months of 2005. Other borrowings include federal funds purchased and totaled $65.0 million at June 30, 2005 as compared to $101.0 million at December 31, 2004.

At June 30, 2005, our junior subordinated debt issued to unconsolidated trust subsidiaries totaled $150.3 million, compared to $135.1 million at December 31, 2004. The increase from December 31, 2004 reflects the issuance of $15.5 million of junior subordinated debt to an unconsolidated trust subsidiary during the first quarter of 2005. The trust purchased the junior subordinated debentures primarily through the issuance of $15.0 million of trust preferred securities, which had substantially identical terms as the junior subordinated debentures. Net proceeds of $15.0 million from this transaction are being used for general corporate purposes, including the repurchase of the Company’s common stock.

Stockholders’ Equity. Stockholders’ equity totaled $668.5 million at June 30, 2005, an increase of 7% from $625.2 million at December 31, 2004. We issued 1,021,890 shares of common stock, valued at $21.7 million, in connection with the acquisition of TIMCOR. In accordance with the acquisition agreement, an additional 340,630 shares were issued with contingencies, which will lapse in their entirety in February 2006. These contingent shares are held in escrow and are excluded from our outstanding shares until such contingencies are satisfied. The increase in stockholders’ equity also reflects the $42.4 million in net income for the six months ended June 30, 2005, partially offset by a $589,000 year to date increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $5.8 million due to the exercise of stock options, warrants and the net delivery of restricted stock awards. In January 2005, we announced that our Board of Directors had authorized our second repurchase plan which allows for repurchases of up to 2.5% of our shares outstanding. In February 2005, we announced the completion of our first stock repurchase plan and now operate under the second plan. For the six months ended June 30, 2005, we repurchased a total of 964,400 shares at an average price of $19.46, which resulted in a $18.8 million reduction of equity. Our share repurchase authorization remains in effect. In January 2005, we declared a cash dividend of $0.06 per share, or an aggregate $3.3 million, which was paid on March 4, 2005. In April 2005, we declared a cash dividend of $0.07 per share, or an aggregate $3.9 million, which was paid on May 31, 2005. On July 25, 2005, we declared a cash dividend of $0.075 per share to be paid on August 30, 2005.  Our book value and tangible book value per share increased from $11.47 and $4.80 at December 31, 2004, respectively, to $12.07 and $4.85 at June 30, 2005, respectively.

Results of Operations

General. Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and CCM, with current year operations supplemented thus far through TIMCOR, which was acquired on February 17, 2005, and NAEC which was acquired on May 24, 2005. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our banking operations which include retail banking fees, loan related fees, gains on sale of loans and other fees and, during 2005, TIMCOR and NAEC contributed to noninterest income through 1031 exchange fees.  Other factors contributing to our results of operations include our provisions for or recapture of the allowance for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $19.3 million and $42.4 million for the three and six months ended June 30, 2005, respectively, compared to $10.9 million and $18.0 million for the three and six months ended June 30, 2004, respectively. Our financial results include the effects of the acquisition of Hawthorne, which closed on June 4, 2004. The results of operations for periods prior to February 17, 2005 do not include the impact of the TIMCOR acquisition or the impact of the NAEC acquisition for periods prior to May 24, 2005. The increase in net income reflects a significant increase in net interest income resulting from an increase in interest-earning assets. During the three months ended June 30, 2005, we reported a return on average assets and return on average tangible assets of 1.47% and 1.59%, respectively, as compared to 1.57% and 1.63% for the three months ended June 30, 2004, respectively.  Our return on average equity and return on average tangible equity was 11.62% and 28.11% for the second quarter of 2005, respectively, compared to 17.66% and 32.58% for the second quarter of 2004, respectively. For the six months ended June 30, 2005, we reported a return on average assets and return on average tangible assets of 1.62% and 1.75%, respectively, as compared to 1.56% of 1.61% for the six months ended June 30, 2004, respectively.  Our return on average equity and return on average tangible equity was 12.99% and 31.26% for the six month period ended June 30, 2005, respectively, compared to 20.29% and 31.48% for the same period in 2004, respectively. The decline in our return on average equity for the 2005 periods compared to the 2004 periods is due to the significantly higher equity we obtained as a result of the Hawthorne acquisition.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $38.9 million and $77.3 million for the three and six months ended June 30, 2005, respectively, compared to $22.9 million and $36.7 million for the three and six months ended June 30, 2004, respectively. The significant increase in net interest income in the 2005 period reflects the substantial increase in interest-earning assets, primarily loans, which reflects both the impact of the Hawthorne acquisition on June 4, 2004, as well as a higher amount of core loan fundings.

Our net interest margin was 3.28% for both the three and six months ended June 30, 2005 compared to 3.51% and 3.36% for the three and six months ended June 30, 2004, respectively. Our net interest spread was 3.12% and 3.10% for the three and six months ended June 30, 2005, respectively, compared to 3.41% and 3.26% for the three and six months ended June 30, 2004, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our net interest margin would have been 3.17% and 3.10% for the three and six months ended June 30, 2005, respectively, and 3.32% and 3.25% for the three and six months ended June 30, 2004, respectively.  Our net interest spread would have been 2.99% and 2.93% for the three and six months ended June 30, 2005, respectively, and 3.21% and 3.13% for the three and six months ended June 30, 2004, respectively. See footnote 6 to the two tables that follow.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Average balance information is based on average daily balances for the indicated periods. Footnote 6 presents certain information excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition.

	Three Months ended June 30,
	2005 (6)			2004 (6)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,176,721	$58,540	5.61%	$1,958,375	$26,647	5.44%
Securities(2)	456,677	4,990	4.37	581,891	6,301	4.33
FHLB stock	98,289	1,086	4.42	59,173	662	4.48
Cash and cash equivalents(3)	9,233	62	2.69	4,985	16	1.28
Total interest-earning assets	4,740,920	64,678	5.46	2,604,424	33,626	5.16
Noninterest-earning assets	522,387			187,088
Total assets	$5,263,307			$2,791,512

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$852,235	3,940	1.85	$641,765	2,767	1.73
Certificates of deposit	1,061,326	6,921	2.62	537,589	2,048	1.53
Total deposits	1,913,561	10,861	2.28	1,179,354	4,815	1.64
FHLB advances	1,745,778	10,923	2.51	1,149,387	4,774	1.67
Exchange balances	539,222	1,147	0.85	—	—	—
Junior subordinated debentures	150,348	2,307	6.15	84,034	986	4.72
Other borrowings (5)	69,190	515	2.99	58,086	176	1.22
Total interest-bearing liabilities	4,418,099	25,753	2.34	2,470,861	10,751	1.75
Noninterest-bearing deposits	127,561			53,495
Other noninterest-bearing liabilities	52,575			19,818
Total liabilities	4,598,235			2,544,174
Stockholders’ equity	665,072			247,338
Total liabilities and stockholders’ equity	$5,263,307			$2,791,512
Net interest-earning assets	$322,821			$133,563
Net interest income/interest rate spread		$38,925	3.12%		$22,875	3.41%
Net interest margin			3.28%			3.51%

(1)                   The average balance of loans receivable includes loans held-for-sale and is presented without reduction for the allowance for loan losses.

(2)                   Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding unrealized gains or losses on these securities.

(3)                   Consists of cash in interest-earning accounts and federal funds sold.

(4)                   Consists of savings, money market accounts and other interest-bearing deposits.

(5)                   Consists of securities sold under agreements to repurchase, federal funds purchased, warehouse line of credit and other short-term borrowings.

(Footnotes continued on following page)

(6)                   The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition for the quarter ended June 30, 2005 and 2004, respectively:

	Three Months ended June 30, 2005 as Reported Above			Excluding Premium/ Discount Effect		Three Months ended June 30, 2005 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$4,176,721	$58,540	5.61%	$4,617	$(915)	$4,181,338	$57,625	5.51%
Total interest-earning assets	4,740,920	64,678	5.46	4,617	(915)	4,745,537	63,763	5.37
Certificates of deposit	1,061,326	6,921	2.62	(1,372)	304	1,059,954	7,225	2.73
Total interest-bearing deposits	1,913,561	10,861	2.28	(1,372)	304	1,912,189	11,165	2.34
FHLB advances	1,745,778	10,923	2.51	157	(32)	1,745,935	10,891	2.50
Junior subordinated debentures	150,348	2,307	6.15	(2,385)	145	147,963	2,452	6.65
Total interest-bearing liabilities	4,418,099	25,753	2.34	(3,600)	417	4,414,499	26,170	2.38
Net interest income/interest rate spread		38,925	3.12		(1,332)		37,593	2.99
Net interest margin			3.28					3.17

	Three Months ended June 30, 2004 as Reported Above			Excluding Premium/ Discount Effect		Three Months ended June 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$1,958,375	$26,647	5.44%	$4,304	$(832)	$1,962,679	$25,815	5.26%
Total interest-earning assets	2,604,424	33,626	5.16	4,304	(832)	2,608,728	32,794	5.03
Certificates of deposit	537,589	2,048	1.53	(1,228)	360	536,361	2,408	1.81
Total interest-bearing deposits	1,179,354	4,815	1.64	(1,228)	360	1,178,126	5,175	1.77
FHLB advances	1,149,387	4,774	1.67	(475)	(8)	1,148,912	4,766	1.67
Junior subordinated debentures	84,034	986	4.72	(832)	42	83,202	1,028	4.97
Total interest-bearing liabilities	2,470,861	10,751	1.75	(2,535)	394	2,468,326	11,145	1.82
Net interest income/interest rate spread		22,875	3.41		(1,226)		21,649	3.21
Net interest margin			3.51					3.32

	Six Months ended June 30,
	2005 (6)			2004 (6)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,136,434	$114,445	5.53%	$1,540,505	$41,688	5.41%
Securities(2)	469,190	10,209	4.35	581,865	12,471	4.29
FHLB stock	97,487	2,120	4.35	52,063	1,061	4.08
Cash and cash equivalents(3)	11,615	145	2.50	7,106	36	1.01
Total interest-earning assets	4,714,726	126,919	5.38	2,181,539	55,256	5.07
Noninterest-earning assets	508,412			123,165
Total assets	$5,223,138			$2,304,704

Interest-bearing liabilities:
Deposits:
Transaction accounts (4)	$927,520	8,130	1.77	$530,577	4,771	1.81
Certificates of deposit	1,045,302	12,605	2.43	398,575	3,132	1.58
Total deposits	1,972,822	20,735	2.12	929,152	7,903	1.71
FHLB advances	1,841,881	22,067	2.42	1,008,654	8,669	1.73
Exchange balances	362,148	1,487	0.83	—	—	—
Junior subordinated debentures	147,686	4,350	5.94	69,136	1,624	4.72
Other borrowings (5)	75,331	1,021	2.73	61,226	383	1.26
Total interest-bearing liabilities	4,399,868	49,660	2.28	2,068,168	18,579	1.81
Noninterest-bearing deposits	118,484			43,410
Other noninterest-bearing liabilities	51,845			15,467
Total liabilities	4,570,197			2,127,045
Stockholders’ equity	652,941			177,659
Total liabilities and stockholders’ equity	$5,223,138			$2,304,704
Net interest-earning assets	$314,858			$113,371
Net interest income/interest rate spread		$77,259	3.10%		$36,677	3.26%
Net interest margin			3.28%			3.36%

(1)                   The average balance of loans receivable includes loans held-for-sale and is presented without reduction for the allowance for loan losses.

(2)      Consists of mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding unrealized gains or losses on these securities.

(3)      Consists of cash in interest-earning accounts and federal funds sold.

(4)      Consists of savings, money market accounts and other interest-bearing deposits.

(5)                   Consists of securities sold under agreements to repurchase, federal funds purchased, warehouse line of credit and other short-term borrowings.

(Footnotes continued on following page)

(6)                   The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition for the six months ended June 30, 2005 and 2004, respectively:

	Six Months ended June 30, 2005 as Reported Above			Excluding Premium/ Discount Effect		Six Months ended June 30, 2005 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$4,136,434	$114,445	5.53%	$5,996	$(3,011)	$4,142,430	$111,434	5.38%
Total interest-earning assets	4,714,726	126,919	5.38	5,996	(3,011)	4,720,722	123,908	5.25
Certificates of deposit	1,045,302	12,605	2.43	(1,559)	741	1,043,743	13,346	2.58
Total interest-bearing deposits	1,972,822	20,735	2.12	(1,559)	741	1,971,263	21,476	2.20
FHLB advances	1,841,881	22,067	2.42	173	(63)	1,842,054	22,004	2.41
Junior subordinated debentures	147,686	4,350	5.94	(2,457)	291	145,229	4,641	6.44
Total interest-bearing liabilities	4,399,868	49,660	2.28	(3,843)	969	4,396,025	50,629	2.32
Net interest income/interest rate spread		77,259	3.10		(3,980)		73,279	2.93
Net interest margin			3.28					3.10

	Six Months ended June 30, 2004 as Reported Above			Excluding Premium/ Discount Effect		Six Months ended June 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
Total loans	$1,540,505	$41,688	5.41%	$2,152	$(832)	$1,542,657	$40,856	5.30%
Total interest-earning assets	2,181,539	55,256	5.07	2,152	(832)	2,183,691	54,424	4.98
Certificates of deposit	398,575	3,132	1.58	(614)	360	397,961	3,492	1.76
Total interest-bearing deposits	929,152	7,903	1.71	(614)	360	928,538	8,263	1.79
FHLB advances	1,008,654	8,669	1.73	(237)	(8)	1,008,417	8,661	1.73
Junior subordinated debentures	69,136	1,624	4.72	(416)	42	68,720	1,666	4.88
Total interest-bearing liabilities	2,068,168	18,579	1.81	(1,267)	394	2,066,901	18,973	1.85
Net interest income/interest rate spread		36,677	3.26		(1,226)		35,451	3.13
Net interest margin			3.36					3.25

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

	Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$934	$70,249	$1,574	$72,757
Securities	190	(2,415)	(37)	(2,262)
FHLB stock	71	926	62	1,059
Cash and cash equivalents	53	23	33	109
Total net change in income on interest-earning assets	1,248	68,783	1,632	71,663

Interest-bearing liabilities:
Deposits:
Transaction accounts	(108)	3,559	(93)	3,358
Certificates of deposit	1,683	5,068	2,723	9,474
Total deposits	1,575	8,627	2,630	12,832
FHLB advances	3,439	7,141	2,818	13,398
Exchange balances	—	—	1,487	1,487
Junior subordinated debentures	417	1,840	469	2,726
Other borrowings	448	88	102	638
Total net change in expense on interest-bearing liabilities	5,879	17,696	7,506	31,081
Change in net interest income	$(4,631)	$51,087	$(5,874)	$40,582

Interest Income. Total interest income amounted to $64.7 million and $126.9 million for the three and six months ended June 30, 2005, respectively, compared to $33.6 million and $55.3 million for the three and six months ended June 30, 2004, respectively. The increase in interest income reflects the substantial increases in interest-earning assets, primarily loans, from the acquisition of Hawthorne as well as a higher amount of core loan fundings.

Interest income on loans totaled $58.5 million and $114.4 million for the three and six months ended June 30, 2005, respectively, compared to $26.6 million and $41.7 million for the three and six months ended June 30, 2004, respectively. The higher interest income during the second quarter of 2005 reflects the increase in our average balance of loans receivable, resulting from the acquisition of Hawthorne as well as a higher amount of core loan fundings, which supports additional loan growth. The average yield earned on our total loans amounted to 5.61% and 5.53% for the three and six months ended June 30, 2005, respectively, compared to 5.44% and 5.41% for the three and six months ended June 30, 2004, respectively. Excluding the effect of the discount accretion on loans resulting from the purchase accounting adjustments due to the Hawthorne acquisition, the average yield on our loans would have been 5.51% and 5.38% for the three and six months ended June 30, 2005, respectively, as compared to 5.26% and 5.30% for the same periods in the prior year, respectively. See footnote 6 to the tables included the above section “Average Balances, Net Interest Income, Yields Earned and Rates Paid”. The increase in loan yields in 2005 compared to 2004 is due to the rise in interest rates over the period, which has caused related loan indices to rise.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $6.1 million and $12.5 million for the three and six months ended June 30, 2005, respectively, compared to $7.0 million and $13.6 million for the three and six months ended June 30, 2004, respectively. The average yield on the securities portfolio increased to 4.37% and 4.35% for the three and six months ended June 30, 2005, respectively, as compared to 4.33% and 4.29% for the three and six months ended June 30, 2004, respectively.  The effect on interest income of the increase in the average yield earned on securities during the three and six months ended June 30, 2005 compared to the same periods in the prior year was more than offset by a decrease in the average balance of such assets during the period. The securities portfolio has continued to decline as cash generated from these assets is reinvested in higher yielding loans held-for-investment.

Interest Expense. Total interest expense was $25.8 million and $49.7 million for the three and six months ended June 30, 2005, respectively, compared to $10.8 million and $18.6 million for the three and six months ended June 30, 2004, respectively. The total cost of interest-bearing liabilities increased from 1.75% and 1.81% for the three and six months ended June 30, 2004, respectively, to 2.34% and 2.28% for the three and six months ended June 30, 2005, respectively. Our cost of funds, which includes the effect of noninterest-bearing deposits, increased from 1.71% and 1.77% for the three and six months ended June 30, 2004, respectively, to 2.27% and 2.22% for the three and six months ended June 30, 2005, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest-bearing liabilities would have been 2.38% and 2.32% during the three and six months ended June 30, 2005, respectively, as compared to 1.82% and 1.85%, respectively, for the same periods in the prior year. See footnote 6 to the tables included the above section “Average Balances, Net Interest Income, Yields Earned and Rates Paid”.

Interest expense on deposits totaled $10.9 million and $20.7 million for the three and six months ended June 30, 2005, respectively, compared to $4.8 million and $7.9 million for the three and six months ended June 30, 2004, respectively.  The average rate on interest-bearing deposits increased to 2.28% and 2.12% for the three and six months ended June 30, 2005, respectively, compared to 1.64% and 1.71% for the three and six months ended June 30, 2004, respectively. The increase in interest expense is due to the higher average deposit balances during the 2005 periods as a result of the Hawthorne acquisition in addition to the increase in market rates over the past year.  Excluding the effect of the amortization of the premium on certificates of deposit from the purchase accounting adjustment due to the Hawthorne acquisition, our average rate on interest-bearing deposits would have been 2.34% and 2.20% for the three and six months ended June 30, 2005, respectively, as compared to 1.77% and 1.79%, respectively, for the same periods in the prior year. See footnote 6 to the tables included in the above section “Average Balances, Net Interest Income, Yields Earned and Rates Paid”.

Interest expense on borrowings, consisting of FHLB advances, exchange balances, junior subordinated debentures and other borrowings amounted to $14.9 million and $28.9 million for the three and six months ended June 30, 2005, respectively, compared to $5.9 million and $10.7 million for the three and six months ended June 30, 2004, respectively. The average rate paid on borrowings was 2.38% and 2.40% for the three and six months ended June 30, 2005, respectively, compared to 1.85% and 1.88% for the three and six months ended June 30, 2004, respectively. The higher average rate paid on borrowings during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 reflects higher short and intermediate term interest rates during the current periods compared to the year-ago periods. This increase in borrowing cost was partially offset during the second quarter of 2005 as the lower-cost exchange balances were used as an alternate funding source to the higher cost FHLB advances. Average outstanding exchange balances were $539.2 million and $362.1 million for the three and six months ended June 30, 2005, respectively.

Asset Quality and the Recapture of Allowance for Loan Losses. At June 30, 2005, the total loans held-for-investment portfolio decreased 5% to $3.8 billion from $4.0 billion at December 31, 2004, primarily as a result of a $645.2 million decrease in the single family residential loans held-for-investment, which was partially offset by a $410.7 million increase in the multi-family portfolio. The decrease in the single family loans held-for-investment is primarily due to the transfer of $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005 and the decision to reclassify the vast majority of our single family residential loan originations as held-for-sale.  The increase in the multi-family loans held-for-investment reflects our ongoing focus and success in funding income property loans.  As a result, the most significant changes in the credit concentration levels of the total loan portfolio held-for-investment were in the multi-family and single family residential loan portfolios. The single family residential credit concentration level of the total loan portfolio held-for-investment decreased from 21% at December 31, 2004 to 5% at June 30, 2005 while the multi-family credit concentration level increased from 61% at December 31, 2004 to 74% at June 30, 2005.

The Bank recaptured $8.1 million of the allowance for loan losses in March 2005 as the result of: identifying and transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005; selling $101.1 million of the Bank’s 12MAT monthly adjustable, single family residential loans in the first quarter of 2005; and management reducing the overall loss factor for single family residential loans. The classification of loans as held-for-sale accounted for $6.5 million of the total recapture of allowance for loan losses while the single family residential loan sales accounted for $1.0 million. The adjustment in the single family residential loss factor accounted for approximately $600,000 of the total recapture of the allowance for loan losses and was based on management’s assessment of the overall credit quality of the remaining $209.5 million single family residential loan portfolio held-for-investment. Management’s assessment at March 31, 2005 considered the following qualitative factors: the decline in the credit concentration level of the single family loan portfolio; an increase in the weighted average seasoning of the remaining single family loans held for investment; a decrease in the average loan size of the remaining single family loans held-for-investment and a significant decline in the volume of new single family loan originations classified as held-for-investment since it is our intention to sell the majority of new single family residential loan originations into the secondary market.  During the second quarter of 2005, we did not record a provision for loan losses based on management’s assessment of the overall credit quality of the loan portfolio, the qualitative factors and process described below.

Our asset quality review, performed during the second quarter of 2005, was based on our asset classification process of the total loan portfolio, which is incorporated into our allowance methodology evaluated on an ongoing basis. Management establishes the allowance for loan losses commencing with the credit quality and historical performance of our multi-family, commercial real estate, single family residential, construction, and land loan portfolios, which accounts for virtually all of the loan portfolio. Our overall asset quality remains sound, as supported by its internal risk rating process of a more seasoned multi-family, commercial real estate and single family residential loan portfolio.

The table below summarizes the activity in our allowance for loan losses for the periods shown:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$28,743	$3,944	$36,835	$3,942
Recapture of allowance	—	—	(8,109)	—
Allowance acquired through purchase of Hawthorne	—	32,885	—	32,885
Amounts charged off	(14)	(2)	(32)	(2)
Recoveries on loans previously charged off	2	4	37	6
Balance, end of period	$28,731	$36,831	$28,731	$36,831

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

At June 30, 2005, we had $12.1 million of nonperforming assets as compared to $6.6 million at December 31, 2004. Nonperforming assets as of June 30, 2005 are primarily comprised of three single family residential loans totaling $2.6 million, four multi-family loans (acquired from TIMCOR) totaling $835,000, two single family residential construction loans totaling $6.8 million and one land loan totaling $1.5 million. Nonperforming assets were 0.23% of total assets at June 30, 2005 as compared to 0.13% at December 31, 2004. The increase in nonperforming assets is due to the addition of three construction/land loans during the second quarter of 2005 with an outstanding principal balance of $8.3 million, partially offset by the payoff of one land loan with an outstanding principal balance of $2.5 million.  The three loans added during the second quarter were acquired in the Hawthorne acquisition.  These loans are considered impaired as the loans matured prior to June 30, 2005.  However, based on management’s analysis, no specific reserves are warranted as of June 30, 2005 as there is sufficient collateral to secure the loan principal balances.  Impaired loans, which are comprised of nonperforming assets of $12.1 million and $401,000 of troubled debt restructures (“TDRs”) on accrual status, totaled $12.5 million at June 30, 2005 as compared to $7.0 million at December 31, 2004. At June 30, 2005, total TDRs were $420,000 and comprised of three loans, the most significant being a $326,000 commercial real estate loan.

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

Management believes that its allowance for loan losses at June 30, 2005 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Noninterest income:
Loan related fees	$1,519	$977	$2,577	$1,387
Retail banking fees	509	186	1,041	213
Mortgage banking fees, net	108	194	149	306
1031 exchange fees	1,347	—	1,720	—
Gain on sale of loans	2,757	4	3,401	142
Gain on sale of securities	—	1,259	—	2,152
Bank-owned life insurance	445	284	1,248	489
Other income	213	61	511	94
Total noninterest income	$6,898	$2,965	$10,647	$4,783

Noninterest income was $6.9 million and $10.6 million for the three and six months ended June 30, 2005, respectively, compared to $3.0 million and $4.8 million for the three and six months ended June 30, 2004, respectively. The increase in loan related fees and retail banking fees during the first half of 2005 compared to the first half of 2004 is largely due to the Hawthorne acquisition, which closed in June 2004. Loan related fees includes loan prepayment fees of $1.3 million and $2.1 million for the three and six months ended June 30, 2005, respectively, compared to $906,000 and $1.3 million for the three and six months ended June 30, 2004, respectively. The increase in loan prepayment fees reflects a significantly larger loan portfolio. For the three and six months ended June 30, 2005, noninterest income included fee income earned from 1031 exchange transactions since the close of the TIMCOR acquisition on February 17, 2005 and the NAEC acquisition on May 24, 2005. Fee income from 1031 exchange transactions represented 20% of noninterest income for the three months ended June 30, 2005.  Gains on sale of loans totaled $2.8 million and $3.4 million for the three and six months ended June 30, 2005, respectively, compared to $4,000 and $142,000 for the three and six months ended June 30, 2004, respectively. The gain on sale of loans relates to the sale of $386.1 million and $542.0 million of lower rate single family loans for the three and six month periods ending June 30, 2005, respectively, as we continued to remix the composition of the loan portfolio by selling single family loans classified as held-for-sale.  Income from bank-owned life insurance increased to $445,000 for the three months ended June 30, 2005 as compared to $284,000 for the three months ended June 30, 2004 due to the additional bank-owned life insurance acquired in the Hawthorne transaction.  For the six months ended June 30, 2005, bank-owned life insurance increased to $1.2 million as compared to $489,000 for the six months ended June 30, 2004, which reflects not only the additional bank-owned life insurance acquired from Hawthorne, but also an annual dividend of $408,000 received during the first quarter of 2005 on one of the policies acquired from Hawthorne.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Noninterest expenses:
Compensation and benefits	$7,258	$3,452	$13,885	$5,662
Non-cash stock compensation	393	29	634	58
Occupancy and equipment	2,052	713	4,212	1,074
Marketing	619	404	1,273	683
Technology	646	214	1,258	342
Professional and consulting	671	205	1,161	410
Insurance premiums and assessment costs	574	316	1,142	535
Merger related	—	420	—	420
Amortization of core deposit intangible	162	58	325	58
Loss on early extinguishment of debt	—	1,204	—	1,204
Recapture of reserve for unfunded commitments	—	—	(1,490)	—
Other	3,055	794	5,848	1,402
Total noninterest expenses	$15,430	$7,809	$28,248	$11,848

Our noninterest expenses totaled $15.4 million and $28.2 million for the three and six months ended June 30, 2005, respectively, compared to $7.8 million and $11.8 million for the three and six months ended June 30, 2004, respectively. Overall, the increase in noninterest expenses during the first half of 2005 compared to the first half of 2004 is primarily due to higher operating costs largely related to the additional operations from the acquisition of Hawthorne. The acquisitions of TIMCOR and NAEC and our internal growth in operations also contributed to the increase in noninterest expenses. We recorded $162,000 and $325,000 of amortization of the core deposit intangible for the three and six months ended June 30, 2005, respectively, as a result of the acquisition of Hawthorne, compared to $58,000 for both the three and six months ended June 30, 2004.

During the first quarter of 2005, we recorded a $1.5 million recapture of the reserve associated with unfunded commitments. The reserve is a component of other liabilities and the recapture was recorded as a result of a modification in our methodology for calculating the reserve associated with construction loans in addition to multi-family and commercial real estate holdback loans. We adjusted our methodology from a general reserve approach to a more specific and individual loan assessment methodology which refines the quantification of the credit risk associated with the unfunded commitments for unique, collateral-secured assets, with effective disbursement review processes in place, and is based on specific identification and impairment analysis. This modification was implemented during the first quarter of 2005 due to the fact that (i) as of March 31, 2005, management has attained more than three quarters of experience with the lending policies, procedures and practices of the segregated construction lending and administration business units acquired in the Hawthorne acquisition and (ii) as of March 31, 2005, 62% of the unfunded construction loan commitments were attributable to construction loan originations subsequent to the Hawthorne acquisition and originated under new lending management, policies and procedures. It was during the first quarter of 2005 that the majority of outstanding unfunded construction loan commitments were originated after the Hawthorne acquisition. The methodology used in the prior quarters is considered adequate and reasonable given the related construction loans were originated under Hawthorne’s construction lending platform. Upon review of the construction loans and multi-family and commercial real estate holdback loans, management determined that there is minimal inherent credit risk related to these unfunded commitments. An adjustment to the reserve for unfunded commitments was not considered necessary at June 30, 2005.  At June 30, 2005, our reserve for unfunded loan commitments was $103,000 and undisbursed principal balances totaled $143.3 million. The remaining reserve at June 30, 2005 is for the undisbursed commitments on commercial business lines of credit and home equity lines of credit.

Income Taxes. We recognized $11.1 million and $25.4 million of income tax expense during the three and six months ended June 30, 2005, respectively, compared to $7.1 million and $11.6 million for the three and six months ended June 30, 2004, respectively. Our effective tax rate was 36.42% and 37.42% for the three and six months ended June 30, 2005, respectively, compared to 39.42% and 39.13% for the three and six months ended June 30, 2004, respectively. The reduction of our effective tax rate during the first half of 2005 compared to the year ago period reflects the realization of proportionately higher low income housing and other tax credits, and the larger amount of income property loans in enterprise zones that generate certain state tax benefits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At June 30, 2005, the Bank had $1.1 billion in available FHLB borrowing capacity. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. At June 30, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $219.0 million. Certificates of deposit which are scheduled to mature within one year totaled $971.9 million, excluding purchase accounting adjustments, at June 30, 2005, and Bank borrowings that are scheduled to mature within the same period amounted to $1.5 billion, excluding purchase accounting adjustments, at such date. Management believes the Bank has sufficient liquidity to support its operations.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses and debt service requirements. At June 30, 2005, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $10.0 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at the Company, which amounted to $13.0 million at June 30, 2005, including $1.7 million of an unencumbered mortgage-backed security. The Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. At June 30, 2005, the Bank could dividend up to $120.9 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

The Company has issued $92.5 million of trust preferred securities through its nine unconsolidated trust subsidiaries and acquired $51.0 million of trust preferred securities that Hawthorne had previously issued. In connection with the issuance or acquisition of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $148.0 million of junior subordinated debentures issued by the Company.  As of June 30, 2005, the Company’s outstanding junior subordinated debentures included an aggregate $138.7 million of floating rate debentures and $9.3 million of fixed rate debentures, excluding acquisition premiums of $2.3 million.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of June 30, 2005 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$443,402	12.6%	$282,343	8.0%	$352,929	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	414,672	11.8	141,172	4.0	211,757	6.0
Tier I (core) capital (to adjusted assets)(1)	414,672	8.7	190,655	4.0	238,319	5.0
Tangible capital (to tangible assets)(1)	414,672	8.7	71,496	1.5	N/A	N/A

(1)                                  Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $4.8 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.5 billion.

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

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following June 30, 2005 would increase the projected higher net interest income by 0.2% and increase the projected higher net interest income by 13.8% during the subsequent twelve months, while a parallel decline in interest rates of 200 basis points during the twelve months following June 30, 2005 would increase the projected higher net interest income by 3.5% and decrease the projected higher net interest income by 11.1% during the subsequent twelve months. Based on the sensitivity analysis performed by the Bank at December 31, 2004, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2004 would have a neutral effect on the projected higher net interest income and increase the projected higher net interest income by 6.9% during the subsequent twelve months, while a parallel decline in interest rates of 100 basis points during the twelve months following December 31, 2004 would decrease projected net interest income by 1.2% and decrease the projected higher net interest income by 8.2% during the subsequent twelve months.

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

Though we rely on a net interest income sensitivity/simulation model to manage our interest rate risk, we do monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At June 30, 2005, the Bank’s interest-earning assets, which mature or reprice within one year, exceeded its interest-bearing liabilities with similar characteristics by $383.9 million, or 7.50% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of June 30, 2005, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$2,361	$—	$—	$27,314	$29,675
Securities(1)(2)	184,216	126,540	91,565	139,404	541,725
Single family residential loans(3)	383,425	63,259	49,674	2,603	498,961
Multi-family residential loans(3)	2,154,483	487,112	148,730	13,863	2,804,188
Commercial real estate loans(3)	344,183	102,278	62,063	9,582	518,106
Construction loans (3)	189,097	1,205	—	—	190,302
Land loans (3)	43,946	—	—	—	43,946
Commercial business and consumer loans(3)	18,610	—	—	—	18,610
Other assets(4)	—	—	—	475,011	475,011
Total	$3,320,321	$780,394	$352,032	$667,777	$5,120,524
Liabilities:
Certificates of deposit(5)	$972,644	$82,043	$618	$—	$1,055,305
Demand deposits – Noninterest bearing	—	—	—	129,187	129,187
Demand deposits – Noninterest bearing: exchange balances(6)	9,296	37,182	46,478	—	92,956
Demand deposits – Interest bearing(7)	7,494	29,977	37,470	—	74,941
Money market checking(8)	127,055	88,938	38,116	—	254,109
Money market savings(8)	156,535	109,573	46,959	—	313,067
Money market: exchange balances(6)	56,631	226,520	283,151	—	566,302
Savings accounts(8)	109,333	76,532	32,800	—	218,665
FHLB advances(9)(10)	1,432,462	36,311	5,255	47,000	1,521,028
Other borrowings	65,000	—	—	—	65,000
Other liabilities(11)	—	—	—	58,963	58,963
Total	$2,936,450	$687,076	$490,847	$235,150	$4,349,523
Excess of total assets over total liabilities	$383,871	$93,318	$(138,815)	$432,627
Cumulative excess of total assets over total liabilities(12)	$383,871	$477,189	$338,374	$771,001
Cumulative excess of total assets over total liabilities as a percentage of total assets(12)	7.50%	9.32%	6.61%	15.06%

(1)                                  Comprised of U.S. government securities and mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments.

(2)                                  Includes FHLB stock.

(3)                                  Includes outstanding principal balance of loans held-for-sale. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(4)                                  Includes loan purchase premiums and discounts, net deferred loan fees and costs, the allowance for loan losses, goodwill, bank-owned life insurance, affordable housing investments, accrued interest receivable and other assets.

(5)                                  Includes remaining purchase premium of $1.2 million.

(6)                                  Includes exchange balances held at the Bank by TIMCOR and NAEC in noninterest-bearing demand and money market deposit accounts. Included in the money market balances are $346.5 million of money market checking and $219.8 million of money market savings account balances.  Exchange deposits held at the Bank by TIMCOR and NAEC are viewed as being less interest rate sensitive. As a result, the following allocation of principal balances is assumed: 10% during the first twelve months, 40% during 1-3 years and 50% during 3-5 years.

(7)                                  Although the Bank’s interest-bearing demand deposit accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations and less interest rate sensitivity.  The table above assumes the following allocation of principal balances for interest-bearing demand deposits: 10% during the first twelve months, 40% during 1-3 years and 50% during 3-5 years.

(8)                                  Although the Bank’s money market accounts and savings accounts are subject to immediate potential repricing, management considers a certain amount of such accounts to be core deposits having longer effective durations and less interest rate sensitivity. The table above assumes the following allocation of principal balances for money market checking, money market savings accounts and savings accounts: 50% during the first twelve months, 35% during 1-3 years and 15% during 3-5 years.

(9)                                  Includes remaining net purchase premiums of $628,000.

(10)                            Fixed-rate advances are included in the periods in which they are scheduled to mature.

(11)                            Includes accrued interest payable and other liabilities.

(12)                            If the principal balance for all interest-bearing demand deposit, money market checking, money market savings, exchange balance deposits (both demand deposits and money market) and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $669.8 million, or 13.1% of total assets.

At June 30, 2005, of the Bank’s $4.07 billion total loan portfolio, including loans held-for-sale, 99% or $4.05 billion, had interest rates which adjust within a five year period, and 77% or $3.13 billion, had interest rates which adjust within a one-year period, based on scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

In addition to the Bank’s interest sensitive assets and liabilities shown in the table above, the Company has also issued approximately $148.0 million of junior subordinated debentures through its unconsolidated trust subsidiaries, excluding $2.3 million of acquisition premium.  As of June 30, 2005, approximately $123.2 million is expected to reprice during the next twelve months, $15.5 million within the next 3-5 years and $9.3 million over 5 years.

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

PART II

Item 1. Legal Proceedings

On or around July 28, 2005, Comerica Bank (“Comerica”), a Michigan banking corporation, filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against Commercial Capital Bancorp, Inc. (“CCBI”), Commercial Capital Bank (the “Bank”), a wholly-owned subsidiary of CCBI, and 24 individuals who were formerly employees of Comerica and are now employed by CCBI or the Bank.

The complaint alleges, among other things, that CCBI and the Bank conspired to disrupt Comerica’s business through the misappropriation of trade secrets and confidential employee and customer information to solicit customers of, as well as the “raiding” of employees of, Comerica’s Financial Services Division.  Comerica sought a temporary restraining order (“TRO”) against all defendants which prohibits, among other things, the use by the defendants of Comerica’s trade secrets and confidential information, which was issued by the Court on August 1, 2005.  Comerica is also seeking damages in an amount to be proven at trial, as well as punitive and exemplary damages.

As previously disclosed in a Form 8-K filed by CCBI on August 8, 2005, CCBI and the Bank believe that the lawsuit and the imposition of the TRO are without merit, and intend to vigorously defend the action on behalf of all defendants.

CCBI is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters from time to time in the future.  Except with respect to the Comerica litigation described above, which is too recent to express any conclusions, based on its current assessment of outstanding litigation matters, either individually or in the aggregate, CCBI does not presently believe that they are likely to have a material adverse impact on CCBI’s financial condition, results of operation cash flows or prospects.  However, CCBI will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of CCBI’s assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

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

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30	25,000	$18.89	25,000	839,463
May 1 – May 31	235,000	15.70	235,000	604,463
June 1 – June 30	—	—	—	604,463

(1)                                  The shares repurchased during the three months ended June 30, 2005 were repurchased under the Company’s plan announced on January 25, 2005.  The Board of Directors approved the Company’s second stock repurchase plan which authorized the repurchase, at management’s discretion, of up to 2.5% of the Company’s outstanding common stock, which amounted to 1,366,447 shares at that date. We did not impose a time period for the repurchase activity under the second repurchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

Not Applicable

Item 6.                                    Exhibits

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (1)

3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended. (12)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended. (2)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc. (1)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (1)

4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company. (1)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (5)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (6)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas. (7)

4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (8)

4.9	Form of Hawthorne Financial Corporation Warrants. (9)

4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein. (9)

4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company. (12)

4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York. (12)

4.15	Indenture Dated February 2, 2005 between Commercial Capital Bancorp, Inc. and Deutsche Bank and Trust Company Americas. (18)

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan. (1)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003. (5)

10.2.1	Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of August 1, 2004. (19)

10.2.2

First Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of January 24, 2005. (19)

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

10.34	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated February 2, 2005. (18)

10.35	Agreement and Plan of Merger, dated January 27, 2004 by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and each of the investors named therein. (10)

11	Statement regarding computation of per share earnings. (See Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy). (6)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

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

(13)                            We have entered into substantially identical agreements with Messrs. Hagerty, Williams, Sanchez, Walsh, Noble and Harris with the only differences being with respect to titles and salary.

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

(19)                            Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

	By:	/s/ Stephen H. Gordon
Stephen H. Gordon
Chairman of the Board and Chief Executive Officer

August 9, 2005

	By:	/s/ Christopher G. Hagerty
Christopher G. Hagerty
Executive Vice President, Chief Financial
Officer and Director

August 9, 2005