Form 10-Q
period 2005-09-30
COMMERCIAL CAPITAL BANCORP INC
filed 2005-11-09
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Number of shares of common stock outstanding as of October 31, 2005: 55,982,333(1)

(1)   Includes 340,630 contingent shares held in escrow.

TABLE OF CONTENTS

PART I

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004

Unaudited Consolidated Statements of Income for the Three and Nine Months ended September 30, 2005 and 2004

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months ended September 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

PART I

Item 1. Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$69,112	$16,961
Securities available-for-sale	408,338	491,265
Federal Home Loan Bank stock, at cost	84,314	96,046
Loans, net of allowance for loan losses of $28,723 and $36,835	3,903,455	3,913,804
Loans held-for-sale	165,760	976
Premises and equipment, net	16,624	10,318
Accrued interest receivable	19,652	17,120
Goodwill	394,080	357,367
Core deposit intangible	5,414	5,902
Bank-owned life insurance	93,290	46,277
Affordable housing investments	33,956	36,719
Other assets	41,664	31,169
	$5,235,659	$5,023,924

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$140,185	$97,931
Interest-bearing:
Demand	74,063	78,003
Money market checking	212,637	473,344
Money market savings	438,313	245,306
Savings	173,481	336,474
Certificates of deposit	1,057,126	1,025,723
Total deposits	2,095,805	2,256,781

Advances from Federal Home Loan Bank	1,510,917	1,856,349
Exchange balances	679,526	—
Junior subordinated debentures	150,107	135,079
Other borrowings	69,000	101,000
Accrued interest payable and other liabilities	49,578	49,499
Total liabilities	4,554,933	4,398,708

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 58,002,481 and 55,549,435; and outstanding 55,640,363 and 54,519,579 shares	57	55
Additional paid-in capital	602,564	561,577
Deferred compensation	(9,754)	(233)
Retained earnings	128,783	81,806
Accumulated other comprehensive loss	(5,346)	(1,733)
Less: Treasury stock, at cost – 2,021,488 and 1,029,856 shares	(35,578)	(16,256)
Total stockholders’ equity	680,726	625,216
	$5,235,659	$5,023,924

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Interest income on:
Loans	$60,148	$50,777	$174,594	$92,464
Securities	4,698	5,301	14,907	17,773
Federal Home Loan Bank stock	935	891	3,055	1,951
Federal funds sold and interest-bearing deposits in other banks	83	18	227	55
Total interest income	65,864	56,987	192,783	112,243
Interest expense on:
Deposits	12,852	9,060	33,587	16,963
Advances from Federal Home Loan Bank	10,139	8,345	32,207	17,014
Exchange balances	1,552	—	3,039	—
Junior subordinated debentures	2,481	1,611	6,831	3,235
Other borrowings	575	94	1,594	477
Total interest expense	27,599	19,110	77,258	37,689
Net interest income	38,265	37,877	115,525	74,554
Recapture of allowance for loan losses	—	—	(8,109)	—
Net interest income after recapture of allowance for loan losses	38,265	37,877	123,634	74,554
Noninterest income:
Loan related fees	1,380	2,217	3,957	3,603
Retail banking fees	558	588	1,599	801
Mortgage banking fees	136	137	285	444
1031 exchange fees	1,620	—	3,340	—
Gain on sale of loans	1,494	72	4,895	214
Gain on sale of securities	—	—	—	2,152
Bank-owned life insurance	765	428	2,013	917
Other income	1,481	173	1,992	266
Total noninterest income	7,434	3,615	18,081	8,397
Noninterest expenses:
Compensation and benefits	9,251	6,148	23,105	11,810
Non-cash stock compensation	865	29	1,499	87
Occupancy and equipment	2,219	2,131	6,431	3,205
Marketing	393	421	1,666	1,103
Technology	746	496	2,004	837
Professional and consulting	2,482	370	3,674	780
Insurance premiums and assessment costs	602	582	1,745	1,117
Merger related	—	494	—	914
Amortization of core deposit intangible	163	203	488	261
Loss on early extinguishment of debt	—	—	—	1,204
Provision (recapture of reserve) for unfunded commitments	56	—	(1,434)	—
Other	3,251	2,023	9,098	3,426
Total noninterest expenses	20,028	12,897	48,276	24,744
Income before income tax expense	25,671	28,595	93,439	58,207
Income tax expense	8,835	10,591	34,191	22,178
Net income	$16,836	$18,004	$59,248	$36,029
Basic earnings per share	$0.30	$0.34	$1.08	$0.90
Diluted earnings per share	0.29	0.32	1.03	0.84

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Nine Months ended September 30, 2005

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2004	54,520	$55	$561,577	$(233)	$81,806	$(1,733)	$(16,256)	$625,216

Comprehensive income:

Net income	—	—	—	—	59,248	—	—	59,248

Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	—	(3,613)	—	(3,613)

Total comprehensive income								55,635
Common stock issued for acquisition of TIMCOR Exchange Corporation (“TIMCOR”)	1,022	1	21,684	—	—	—	—	21,685
Cash dividends paid on common stock	—	—	—	—	(11,435)	—	—	(11,435)
Common stock repurchased	(1,039)	—	—	—	—	—	(20,158)	(20,158)
Exercise of stock options	650	1	2,137	—	—	—	—	2,138
Tax benefit from stock options	—	—	4,138	—	—	—	—	4,138
Exercise of warrants	101	—	75	—	—	—	—	75
Restricted stock and share right awards issued	344	—	11,501	(11,501)	—	—	—	—
Treasury stock issued for restricted stock awards	47	—	—	—	(836)	—	836	—
Amortization of deferred compensation restricted stock and share right awards, net of recapture of unvested restricted stock awards	(5)	—	(481)	1,980	—	—	—	1,499
Tax benefit from restricted stock awards	—	—	1,933	—	—	—	—	1,933
Balance, September 30, 2005	55,640	$57	$602,564	$(9,754)	$128,783	$(5,346)	$(35,578)	$680,726

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$59,248	$36,029
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of allowance for loan losses	(8,109)	—
Recapture of reserve for unfunded commitments	(1,434)	—
Core deposit intangible amortization	488	261
Hawthorne purchase accounting adjustments	(5,052)	(3,941)
Depreciation and other amortization	4,826	3,111
Stock compensation expense	1,499	87
Stock dividends from Federal Home Loan Bank	(3,055)	(1,951)
Bank-owned life insurance income	(2,013)	(917)
Deferred taxes	962	4,044
Gain on sale of mortgage servicing rights	(105)	—
Gain on sale of securities	—	(2,152)
Gain on sale of loans	(4,895)	(214)
Loss on early extinguishment of debt	—	1,204
Origination of loans held-for-sale, net of principal payments	(214,318)	956
Proceeds from sales of loans held-for-sale	700,488	13,095
(Increase) decrease in accrued interest receivable and other assets	(4,031)	18,508
Increase (decrease) in accrued interest payable and other liabilities	13,634	(12,961)
Other, net	(169)	2,757
Net cash provided by operating activities	537,964	57,916
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(153,483)
Proceeds from sales of securities available-for-sale	—	512,873
Proceeds from maturities and repayments of securities	75,495	72,140
Purchases of Federal Home Loan Bank stock	(961)	(7,432)
Redemption of Federal Home Loan Bank Stock	15,661	1,225
Origination and purchase of loans, net of principal payments	(562,282)	(629,665)
Proceeds from sales of loans	7,252	3,106
Purchase of leasehold improvements and equipment	(3,734)	(3,484)
Purchase of affordable housing investments	(14,379)	(3,235)
Purchase of Bank-owned life insurance	(45,000)	(653)
Cash acquired from Hawthorne, net	—	20,091
Cash acquired from TIMCOR	303,486	—
Cash acquired from NAEC, net	205,844	—
Net cash used in investing activities	(18,618)	(188,517)
Cash flows from financing activities:
Net decrease in deposits	(160,001)	(101,691)
Proceeds from Federal Home Loan Bank advances	555,000	1,125,593
Repayment of Federal Home Loan Bank advances	(900,400)	(806,204)
Net increase in exchange balances	84,586	—
Issuance of junior subordinated debentures	15,000	25,000
Net decrease in other borrowings	(32,000)	(88,269)
Exercise of stock options	2,138	4,213
Exercise of warrants	75	428
Cash dividends paid on common stock	(11,435)	—
Purchase of treasury stock	(20,158)	(12,090)
Net cash (used in) provided by financing activities	(467,195)	146,980
Net increase in cash and cash equivalents	52,151	16,379
Cash and cash equivalents:
Beginning of period	16,961	4,066
End of period	$69,112	$20,445

	Nine Months ended September 30,
	2005	2004
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$74,628	$42,698
Income taxes	13,912	8,730
Noncash activity:
Transfer of loans to loans held-for-sale	636,616	16,701
Transfer of loans to held-for-investment	55,079	—
Securitization of loans	—	26,978

Supplemental disclosure for the acquisitions of Hawthorne (June 2004), TIMCOR (February 2005) and NAEC (May 2005):
Cash and cash equivalents	$526,493	$20,098
Securities available-for-sale	—	331,135
Federal Home Loan Bank stock	—	36,627
Loans, net of allowance	67,061	2,228,032
Premises and equipment, net	5,080	5,910
Accrued interest receivable	111	9,013
Goodwill	36,422	344,332
Core deposit intangible	—	6,366
Bank owned life insurance	—	26,776
Affordable housing investments	—	1,758
Other assets	445	55,951
Deposits	—	(1,756,279)
Advances from Federal Home Loan Bank	—	(745,773)
Exchange balances	(594,940)	—
Junior subordinated debentures	—	(55,513)
Accrued interest payable and other liabilities	(1,659)	(36,151)
Net assets acquired	$39,013	$472,282
Fair value of consideration, including acquisition costs	$21,850	$472,275
Cash paid, including acquisition costs	17,163	7
Total consideration paid or issued	39,013	472,282
Fair value of contingent shares held in escrow	7,228	—
Total consideration	$46,241	$472,282

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

(2)                     Business Combinations

Acquisition of North American Exchange Company

On May 24, 2005, TIMCOR completed the acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc., which is a subsidiary of Lennar Corporation.  TIMCOR acquired NAEC for an all cash purchase price of $17.0 million.  NAEC is a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code and operates as a wholly owned subsidiary of TIMCOR.  As such, the operations of NAEC are reflected in the results of TIMCOR’s operations for periods after May 24, 2005. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the NAEC acquisition is summarized below:

(Dollars in thousands)
Cash	$223,007
Premises and equipment, net	54
Goodwill	16,064
Other assets	20
Exchange balances	(221,542)
Other liabilities	(440)
Fair value of net assets acquired	$17,163
Cash consideration, including acquisition costs	$17,163

Exchange balances represent amounts due to NAEC's clients at the completion of the client's 1031 exchange transaction. Due to the short-term nature of the exchange balances, the carrying value was deemed to be consistent with the fair value at the acquisition date.

Legal fees of $163,000 related to the acquisition of NAEC have been capitalized as part of the purchase price.  As of September 30, 2005, all of these costs have been paid.  The goodwill that resulted from this acquisition was allocated to NAEC, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 6.

Acquisition of TIMCOR

On February 17, 2005, the Company completed the acquisition of TIMCOR, a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code, in an all stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the Company’s common stock. TIMCOR operates as a wholly owned subsidiary of Commercial Capital Bancorp. The Company used the purchase method of accounting, and accordingly, TIMCOR’s operating results have been included in the consolidated financial statements from February 17, 2005. The valuation of common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $21.22. The Company delivered 681,260 shares of stock to the TIMCOR shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Of the total number of shares held in escrow at September 30, 2005, the distribution of 340,630 escrow shares is contingent upon there being no material changes or amendments to Section 1031 of the Code prior to their distribution that would eliminate the benefits associated with offering Section 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise against TIMCOR in accordance with the acquisition agreement.

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

Subsequent to the close of the TIMCOR acquisition, approximately $61.0 million of loans acquired were sold at book value or paid off. Premises and equipment primarily includes an office building owned by TIMCOR which was acquired in April 2004. The carrying value of goodwill recorded at acquisition excludes the 340,630 shares subject to the contingencies described above. When these shares are no longer subject to the contingency in accordance with the acquisition agreement, the fair value of these shares will be recorded as an increase to the Company’s stockholders’ equity and goodwill. Exchange balances represent amounts due to TIMCOR’s clients at the completion of the client’s 1031 exchange transaction. Due to the short-term nature of the exchange balances, the carrying value was deemed to be consistent with the fair value at the acquisition date.

Professional and legal fees of $165,000 related to the TIMCOR acquisition have been capitalized as part of the purchase price. Through September 30, 2005, all of these costs have been paid.  The goodwill that resulted from this acquisition was allocated to TIMCOR, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 6.

(3)                  Comprehensive Income

The table below reflects the changes in comprehensive income for the three and nine month periods ending September 30, 2005 and 2004:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$16,836	$18,004	$59,248	$36,029
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities arising during the period, net of reclassification adjustments	(3,023)	2,831	(3,613)	(167)
Total comprehensive income	$13,813	$20,835	$55,635	$35,862

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

(4)                  Earnings Per Share

Information used to calculate earnings per share for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income	$16,836	$18,004	$59,248	$36,029
Weighted average shares:
Basic weighted average number of common shares outstanding	55,244,376	53,625,568	55,085,899	40,173,889
Dilutive effect of common stock equivalents:
Options	1,726,506	2,389,218	1,832,564	2,264,208
Warrants	213,708	802,605	239,077	350,885
Restricted stock awards	20,737	7,204	12,812	5,116
Share right awards	19,202	—	6,400	—
Total dilutive effect of common stock equivalents	1,980,153	3,199,027	2,090,853	2,620,209

Diluted weighted average shares	57,224,529	56,824,595	57,176,752	42,794,098
Contingent shares issued to TIMCOR shareholders	340,630	—	280,074	—
Total diluted weighted average shares	57,565,159	56,824,595	57,456,826	42,794,098
Net income per common share:
Basic	$0.30	$0.34	$1.08	$0.90
Diluted	0.29	0.32	1.03	0.84

(5)                  Stock Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to continue applying the intrinsic value method of APB 25, Accounting for Stock Issued to Employees, in accounting for its stock plans. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), pro forma net income and earnings per share information is provided below, as if the Company accounted for its stock option plans under the fair value method of SFAS 123:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$16,836	$18,004	$59,248	$36,029
Add: Stock-based compensation expense included in reported net income, net of tax	502	17	869	51
Less: Total stock-based compensation expense under the fair value method, net of tax	(604)	(161)	(1,175)	(447)
Net income, pro forma	$16,734	$17,860	$58,942	$35,633
Basic earnings per share:
As reported	$0.30	$0.34	$1.08	$0.90
Pro forma	0.30	0.33	1.07	0.89
Diluted earnings per share:
As reported	0.29	0.32	1.03	0.84
Pro forma	0.29	0.31	1.03	0.83

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

(6)                  Operating Segments

At September 30, 2005, the Company’s primary operating segments consist of its banking operations and 1031 exchange accommodator business.  The banking operations are conducted solely through the Bank while the 1031 exchange accommodator business is conducted through TIMCOR and NAEC.  The Bank and TIMCOR are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. The 1031 exchange accommodator business is considered a primary operating segment for periods beginning after February 17, 2005. The 1031 exchange accommodator business generates income through 1031 exchange fees, which are reflected as a component of noninterest income in the consolidated statement of income and are recognized when fees are received from the exchange customer upon completion of the 1031 exchange transaction. The “all other” category reflects the results of operations and total assets of Commercial Capital Bancorp, CCM and ComCap. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation.

Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. Commercial Capital Bancorp and the Bank have entered into a master services agreement whereby expenses paid by one party are reimbursed by the other in accordance with the agreement. Further, all companies hold on deposit with the Bank operating and other cash balances on which the Bank may pay interest. As such, the interest income reported by the operating segments on these cash balances is the amount received from the Bank and other financial institutions. However, the net interest income reported by the 1031 exchange accommodator operating segment does not include the additional economic benefits associated with the favorable spread between the lower cost exchange balances available to the Bank and the higher cost wholesale funding alternatives which it would otherwise have to utilize. Intercompany deposits are reflected as a component of the Bank's total deposit liabilities and interest paid to operating segments is reflected as a component of the Bank's interest expense.  Accordingly, the cash and deposit balances along with any related interest income and expense are eliminated upon consolidation. As reported in the Company’s 2004 Annual Report filed on Form 10-K, CCM was considered a primary operating segment in prior periods. However, the mortgage banking operations and assets of CCM have diminished significantly and no longer constitute a primary operating segment of the Company, beginning with the quarter ended March 31, 2005. Therefore, current and prior period financial information has been adjusted accordingly.

Financial highlights by line of business were as follows:

		Three Months ended September 30, 2005
	Bank	1031 Exchange Accommodators	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after recapture of allowance for loan losses	$39,519	$854	$(2,409)	$301	$38,265
Noninterest income	5,466	1,661	307	—	7,434
Noninterest expense	15,720	2,873	1,435	—	20,028
Income taxes	10,843	(168)	(1,967)	127	8,835
Net income (loss)	$18,422	$(190)	$(1,570)	$174	$16,836
Total assets	$5,174,621	$720,460	$834,800	$(1,494,222)	$5,235,659

	Three Months ended September 30, 2004
	Bank	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$38,775	$(1,548)	$650	$37,877
Noninterest income	3,561	54	—	3,615
Noninterest expense	12,071	826	—	12,897
Income taxes	11,267	(949)	273	10,591
Net income (loss)	$18,998	$(1,371)	$377	$18,004
Total assets	$4,956,681	$764,805	$(754,710)	$4,966,776

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

		Nine Months ended September 30, 2005
	Bank	1031 Exchange Accommodators	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after recapture of allowance for loan losses	$127,460	$1,925	$(6,604)	$853	$123,634
Noninterest income	14,284	3,344	453	—	18,081
Noninterest expense	39,755	5,100	3,421	—	48,276
Income taxes	38,365	55	(4,588)	359	34,191
Net income (loss)	$63,624	$114	$(4,984)	$494	$59,248
Total assets	$5,174,621	$720,460	$834,800	$(1,494,222)	$5,235,659

	Nine Months ended September 30, 2004
	Bank	All Other Categories	Consolidation Adjustments	Total
	(Dollars in thousands)
Net interest income after provision for loan losses	$75,564	$(2,937)	$1,927	$74,554
Noninterest income	8,172	428	(203)	8,397
Noninterest expense	22,371	2,420	(47)	24,744
Income taxes	23,498	(2,064)	744	22,178
Net income (loss)	$37,867	$(2,865)	$1,027	$36,029
Total assets	$4,956,681	$764,805	$(754,710)	$4,966,776

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

(8)                  Stock Repurchase Plan

On January 25, 2005, the Company announced that its Board of Directors had authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. On February 2, 2005, the Company announced the completion of its first stock repurchase plan and now operates under the second plan. At September 30, 2005, the Company had repurchased an aggregate of 1,868,100 shares at an average price of $19.27, of which 72,000 and 1,036,400 shares were purchased during the three and nine months ended September 30, 2005, respectively, at an average price per share of $18.50 and $19.39, respectively. At September 30, 2005, there were 532,463 shares of the Company’s common stock that may yet be repurchased under the current stock repurchase plan.  On October 12, 2005, the Company announced that its Board of Directors authorized an additional repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock.  The program will take effect upon the completion of the Company’s current stock repurchase program.

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

(10)    Subsequent Events

On October 20, 2005, the Company announced that it had entered into a definitive agreement to acquire Calnet Business Bank, National Association (“Calnet”). The all stock transaction is valued at approximately $40 million and is expected to close in the first quarter of 2006. At September 30, 2005, Calnet had total assets of $150.9 million, total deposits of $127.9 million, total loans of $104.5 million and total shareholders’ equity of $22.0 million. Calnet conducts its Greater Sacramento Valley deposit gathering and lending business from a single location in Sacramento, California. Calnet’s lending programs focus on commercial real estate, construction and business lending within the Greater Sacramento Valley of California. For the third quarter ended September 30, 2005, Calnet's net interest margin was 5.60%.

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

•     governmental approval of the merger with Calnet may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

•     the stockholders of Calnet may fail to provide the required approval to consummate the merger; and

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

General

We are Commercial Capital Bancorp, Inc. (the “Company”), a diversified financial institution holding company which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), TIMCOR Exchange Corporation (“TIMCOR”), North American Exchange Company (“NAEC”), Commercial Capital Mortgage, Inc. (“CCM”) and ComCap Financial Services, Inc. (“ComCap”). At June 30, 2005, the most recent date for which such information is available, the Company was the 25th largest thrift in the country and the sixth largest in California, according to SNL Financial. Based on the percentage growth in our assets on a quarterly basis for the 36 month period ended June 30, 2005, we have been the fastest growing savings organization in California according to Federal Deposit Insurance Corporation (“FDIC”) data. We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked third in the state in originations of such loans for the twelve month period ended June 30, 2005, with an aggregate of 3.83% of total originations.

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

On February 17, 2005, we completed the acquisition of TIMCOR, a "qualified intermediary" that facilitates tax deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986 (the “Code”), in an all stock transaction with a fixed value of approximately $29.0 million. The Company used the purchase method of accounting, and accordingly, TIMCOR’s operating results have been included in the consolidated financial statements from February 17, 2005. TIMCOR is headquartered in Los Angeles, California and has offices located in Houston, Texas; Chicago, Illinois; and Miami, Florida. See Note 2 of our unaudited consolidated financial statements included in Item 1 hereof.

On May 24, 2005, TIMCOR completed the acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc. and Lennar Corporation. NAEC is a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code and operates as a wholly owned subsidiary of TIMCOR.  TIMCOR acquired NAEC for an all cash purchase price of $17.0 million. NAEC is headquartered in Walnut Creek, California and maintains offices in Long Beach and La Jolla, California and Scottsdale, Arizona.  NAEC also has a presence in San Francisco and Los Angeles, California; Seattle, Washington; Denver, Colorado; Dallas, Texas; Charlotte, North Carolina; Miami, Florida; and Washington, D.C. See Note 2 of our unaudited consolidated financial statements included in Item 1 hereof.

Recent Developments

On October 20, 2005, the Company announced that it had entered into a definitive agreement to acquire Calnet Business Bank, National Association. The all stock transaction is valued at approximately $40 million and is expected to close in the first quarter of 2006. At September 30, 2005, Calnet had total assets of $150.9 million, total deposits of $127.9 million, total loans of $104.5 million and total shareholders’ equity of $22.0 million. Calnet conducts its Greater Sacramento Valley deposit gathering and lending business from a single location in Sacramento, California. Calnet’s lending programs focus on commercial real estate, construction and business lending within the Greater Sacramento Valley of California. For the third quarter ended September 30, 2005, Calnet's net interest margin was 5.60%. As reported by Calnet, since July 2005, Calnet has operated in compliance with a formal agreement with the Office of the Comptroller of the Currency with respect to matters relating to its internal controls. The Company, as part of its overall due diligence, reviewed the regulatory criticisms and Calnet management’s corrective actions. The closing of the Calnet acquisition by the Company is subject to approval by Calnet shareholders and the Office of Thrift Supervision, the Company’s regulator.

On October 12, 2005, we announced that our Board of Directors authorized a third stock repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock.  This program will take effect upon completion of the current stock repurchase plan, which was authorized in January 2005.

On October 24, 2005, we declared a cash dividend of $0.075 per share to be paid on December 1, 2005 to shareholders of record on November 17, 2005.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. Four of our accounting policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  These policies govern the allowance for loan losses, the accounting for impairment of goodwill and core deposit intangible, stock compensation and income taxes.  Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit Committee. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Allowance for Loan Losses. Our allowance for loan losses is established through a provision for loan losses charged to expense and may be reduced by a recapture of the allowance, which is also reflected in the statement of income. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions.

Impairment of Goodwill and Core Deposit Intangible. As a result of our acquisition activity, goodwill and a core deposit intangible asset have been added to our balance sheet. While the core deposit intangible arising from our Hawthorne acquisition will be amortized over its estimated useful life of 10 years, the amortization of goodwill was discontinued for periods after December 31, 2001 in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is required to be evaluated for impairment at least annually. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including forecasts of future earnings, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill, which would result in a charge to our operations. The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life. If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a write-down would be taken of the core deposit intangible through a charge to earnings.

Stock Compensation. Our stock compensation plans currently allow for the grants of incentive and nonqualified stock options to purchase the shares of the Company’s common stock and other stock awards, which are granted at the discretion of the Board of Directors to management, employees, non-employee directors, consultants and other independent advisors to the Company.  As of September 30, 2005, other types of stock awards issued under the Company’s stock compensation plans include restricted stock awards and share right awards.  The stock options are accounted for under the intrinsic value method of SFAS 123 and the impact of the fair value of these awards is reflected in the pro-forma net income disclosures as required by SFAS 123 and SFAS 148.  Restricted stock awards issued to date are considered fixed awards as the number of shares and fair value is known at the grant date.  The Company’s income statement reflects the grant date fair value of these awards as a component of non-cash compensation expense over the vesting period of the fixed awards.  The share right awards are considered variable awards as the number of shares and ultimate vesting of shares is based on the achievement of certain performance targets in the future.  As such, management must estimate the total compensation expense related to the variable awards until such awards have vested. At each interim reporting period, management estimates the ultimate vesting period of the variable awards and the value of these awards, using the Company’s current stock price, and records the pro-rata portion of compensation expense as a component of non-cash compensation expense in the Company’s income statement.  Non-cash compensation expense recognized in the Company’s income statement may fluctuate as a result of changes in management’s estimate of the vesting period related to the variable awards as well as changes in the Company’s stock price.

Income Taxes. The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, as certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.  In addition, management may utilize certain estimates in determining the provision for income taxes in interim and annual periods.  These estimates primarily include management’s assessment of the realization of certain income tax credits and tax-exempt income.  Management considers the relative merits and risks of appropriate tax treatment in accordance with statutory, judicial and regulatory guidance.  However, fluctuations in management’s estimates in determining the Company’s tax provision may materially impact the Company’s results in a given reporting period.

Operating Segments

Our primary operating segments consist of our banking operations and 1031 exchange accommodator business.  The banking operations are conducted solely through the Bank while the 1031 exchange business is conducted through TIMCOR and NAEC. The Bank and TIMCOR are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. For total assets and statement of income information on our primary operating segments as of and for the three and nine months ended September 30, 2005 and 2004, see Note 6 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. We had total consolidated assets of $5.2 billion at September 30, 2005, an increase of 4% from $5.0 billion at December 31, 2004. Total loans, which include loans held for investment, net of the allowance for loan losses, and loans held-for-sale, totaled $4.1 billion at September 30, 2005, an increase of 4% from $3.9 billion at December 31, 2004. As previously disclosed, at the end of the March 31, 2005 quarter, we implemented a strategy to remix the composition of the loan portfolio and designated $611.6 million of lower rate single family residential loans as held-for-sale. Virtually all of our subsequent single family loan originations through September 30, 2005 have been classified as “held-for-sale”.  During the quarter ended September 30, 2005, we substantially completed the previously announced remix of the loan portfolio.  As a result, multi-family loans increased to 74% of total net loans held-for-investment at September 30, 2005 as compared to 61% at December 31, 2004.  It is our intention to continue to replace those single family residential loans held-for-sale that do not meet our profitability criteria with multi-family, commercial real estate and construction loans which, management believes, should result in a higher yield on interest-earning assets. Loans held-for-sale totaled $165.8 million at September 30, 2005, which include $157.6 million of single family loans, $7.2 million of multi-family loans held-for-sale due to loans to one borrower limitations and one multi-family loan totaling $968,000 held by CCM.  For the three months ended September 30, 2005, loan sales totaled $160.5 million and we transferred $55.1 million of higher rate single family residential loans from the held-for-sale portfolio to the held-for investment portfolio, as we intend to hold these loans for investment.  Loan sales during the nine months ended September of 2005 totaled $702.5 million and included $54.0 million of loans acquired in the TIMCOR transaction.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $69.1 million at September 30, 2005 and $17.0 million at December 31, 2004. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to efficiently collateralize our borrowings or other obligations. Our securities portfolio totaled $408.3 million at September 30, 2005, a decrease of 17% from $491.3 million at December 31, 2004. Mortgage-backed securities declined to 8% of total assets at September 30, 2005 as compared to 10% as of December 31, 2004. We continue to reinvest cash flows received from our securities portfolio into higher yielding, adjustable rate loans. At September 30, 2005, all securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2005, our securities portfolio had an aggregate of $9.2 million of unrealized losses. The unrealized losses as of September 30, 2005 are a result of the level of market interest rates and are not a result of the underlying issuers’ ability to repay.  Accordingly, we have not recorded these unrealized losses in our consolidated statement of income.

Total Loans and Loan Fundings. At September 30, 2005, we had total loans of $4.1 billion compared to $3.9 billion at December 31, 2004. The following table sets forth the composition of our loans held-for-investment by type of loan and the total amount of loans classified as held-for-sale:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Real estate mortgage loans:
Single family (one to four units)	$246,400	$841,818
Multi-family (five units or over)	2,897,778	2,396,788
Commercial real estate	534,599	420,015
Construction	186,583	225,058
Land	48,414	56,308
Total real estate loans	3,913,774	3,939,987
Business, consumer and other loans	18,085	16,360
Total loans held-for-investment	3,931,859	3,956,347
Net deferred loan costs (fees), premiums and discounts	319	(5,708)
Allowance for loan losses	(28,723)	(36,835)
Total loans held-for-investment, net	3,903,455	3,913,804
Loans held-for-sale, net	165,760	976

Total loans	$4,069,215	$3,914,780

Total loans increased $154.4 million, or 4%, during the nine months ended September of 2005.  Total loans held-for-investment, net of deferred loan fees, premiums, discounts and the allowance for loan losses, declined $10.3 million, or less than 1%, during the same period due to the net reclassification of $556.5 million of single family loans to held-for-sale at March 31, 2005. We have substantially completed the sale of these loans as of September 30, 2005 and replaced the lower rate single family loans with multi-family, commercial real estate and construction loans, which has contributed to the increase in yield on interest-earning assets. During the third quarter of 2005, we sold $145.9 million of single family loans, which were either classified as held-for-sale at March 31, 2005 or funded and designated as held-for-sale subsequent to March 31, 2005.  The execution of this single family portfolio reduction strategy represents a transition away from a lower yielding, overly competitive and commoditized single family business model that was acquired in the Hawthorne transaction. Our single family loan production relies on third-party brokers which further adds to the cost of origination which, in general, reduces the profitability of holding these loans on the balance sheet. It is our intention to continue originating these super-jumbo, adjustable-rate single family loans and designate as held-for-sale and sell for cash gains those loans that do not meet our profitability criteria.  Our loans held-for-sale at September 30, 2005 also includes one multi-family loan held by CCM totaling $968,000 and four loans totaling $7.2 million from one multi-family loan relationship which were designated as held-for-sale due to loans-to-one-borrower limitations.

Our multi-family loans held-for-investment increased at an annualized rate of 28% during the first nine months of 2005 and now represents 74% of total loans held-for-investment at September 30, 2005.  Our commercial real estate portfolio increased at an annualized rate of 36% during the first nine months of 2005 and now represents 14% of total loans held-for-investment at September 30, 2005.  We had core loan fundings of $570.2 million and $1.8 billion for the three and nine months ended September 30, 2005, respectively, as compared to core loan fundings of $545.0 million and $1.2 billion for the same periods in the prior year. We define core loan fundings as total loan originations and purchases net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels, which totaled $39.7 million and $77.8 million, respectively, for the three and nine months ended September 30, 2005 as compared to $38.2 million and $115.3 million, respectively, for the three and nine months ended September 30, 2004.  Our total loan fundings for the three and nine months ended September 30, 2005 totaled $609.9 million and $1.8 billion, respectively, as compared to total loan fundings of $583.2 million and $1.3 billion for the same periods in the prior year.  Our total and core loan pipeline was $487 million and $478 million at September 30, 2005, respectively. During the three and nine months ended September 30, 2005, our core loan fundings included the purchase of $10.0 million and $120.7 million of multi-family, commercial real estate and construction loans to replace the lower yielding single family residential loans that were sold during the first nine months of 2005 as part of our single family portfolio reduction strategy.  The loans purchased during 2005 were primarily adjustable rate and were reviewed and approved in accordance with our established loan origination policies and procedures.  We may opportunistically purchase loans in the future if the loans meet our internal policy, pricing and return criteria.

The allowance for loan losses totaled $28.7 million as of September 30, 2005, an $8.1 million decline from $36.8 million as of December 31, 2004. The decline in the current period resulted from an $8.1 million recapture of the allowance for loan losses, which was recorded through earnings in the first quarter of 2005, primarily as a result of the classification of the $611.6 million of single family residential loans as held-for-sale at March 31, 2005, which reduced our loans held-for-investment and the allowance for loan losses requirement. The allowance for loan losses was 0.73% of net loans held for investment at September 30, 2005 as compared to 0.93% as of December 31, 2004. See “Results of Operations—Asset Quality and the Recapture of the Allowance for Loan Losses.”

Deposits. Our deposits totaled $2.1 billion at September 30, 2005, a decrease of 7% from $2.3 billion at December 31, 2004. Our transaction account deposits totaled $1.0 billion at September 30, 2005, a decrease of 16% from $1.2 billion at December 31, 2004.

The decrease in our deposits and transaction account deposits from December 31, 2004 is primarily attributable to the acquisitions of TIMCOR since exchange balances previously held for TIMCOR clients, which we classified as deposits are classified as borrowings subsequent to February 17, 2005. TIMCOR had $151.6 million of deposits at the Bank at December 31, 2004. Since TIMCOR is now a wholly owned subsidiary of the Company, TIMCOR’s deposit balances at September 30, 2005 held at the Bank are eliminated upon consolidation and reflected as a component of exchange balances, which are reported as borrowings in our consolidated statement of financial condition. Our time deposits totaled $1.1 billion at September 30, 2005 an increase of 3% from $1.0 billion at December 31, 2004. In March 2005, we opened our first banking office in Northern California. As announced in October 2005, with the signing of a definitive agreement for us to acquire Calnet, we intend to continue our expansion into the Greater Sacramento Valley and the Greater Bay Area.  We also intend to selectively add banking offices in our southern California markets, including a banking office in Newport Coast, California before the end of 2005.  In July 2005, we also formed the Commercial Banking Division within the Bank, which will further expand our focus on the business banking, treasury and cash management products and service needs of financial services companies.  Management expects the Bank to begin receiving deposits through its Commercial Banking Division starting in the fourth quarter of 2005.

Borrowings. Another source of funds are borrowings, primarily FHLB advances, junior subordinated debentures, and exchange balances. Total borrowings amounted to $2.4 billion at September 30, 2005 as compared to $2.1 billion at December 31, 2004. The TIMCOR and NAEC exchange balances, which represent amounts due to exchange clients at the completion of the client's 1031 exchange transaction, totaling $679.5 million at September 30, 2005, have been used to support our asset growth as well as to reduce our need for FHLB advances, which totaled $1.5 billion at September 30, 2005, a decrease of 19% from $1.9 billion at December 31, 2004. Exchange balances represent an attractive funding source, with an average cost of 0.85% during the nine months of 2005. Other borrowings include federal funds purchased and totaled $69.0 million at September 30, 2005 as compared to $101.0 million at December 31, 2004.

At September 30, 2005, our junior subordinated debt issued to unconsolidated trust subsidiaries totaled $150.1 million, compared to $135.1 million at December 31, 2004. The increase from December 31, 2004 reflects the issuance of $15.5 million of junior subordinated debt to an unconsolidated trust subsidiary during the first quarter of 2005. The trust purchased the junior subordinated debentures primarily through the issuance of $15.0 million of trust preferred securities, which had substantially identical terms as the junior subordinated debentures. Net proceeds of $15.0 million from this transaction are being used for general corporate purposes, including the repurchase of the Company’s common stock.

Stockholders’ Equity. Stockholders’ equity totaled $680.7 million at September 30, 2005, an increase of 9% from $625.2 million at December 31, 2004. We issued 1,021,890 shares of common stock, valued at $21.7 million, in connection with the acquisition of TIMCOR. In accordance with the acquisition agreement, an aggregate of 681,260 shares have been placed in escrow of which 340,630 shares are subject to certain contingencies, which will lapse in their entirety in February 2006. The 340,630 contingent shares are excluded from our outstanding shares until such contingencies are satisfied. The increase in stockholders’ equity also reflects the $59.2 million in net income for the nine months ended September 30, 2005, partially offset by a $3.6 million year to date increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $9.8 million due to the exercise of stock options, warrants and the net delivery of restricted stock awards. For the nine months ended September 30, 2005, we repurchased a total of 1,036,400 shares under the announced plans at an average price of $19.39, which resulted in a $20.1 million reduction of equity.

In January 2005, we declared a cash dividend of $0.06 per share, or an aggregate $3.3 million, which was paid on March 4, 2005. In April 2005, we declared a cash dividend of $0.07 per share, or an aggregate $3.9 million, which was paid on May 31, 2005. On July 25, 2005, we declared a cash dividend of $0.075 per share, or an aggregate $4.2 million, which was paid on August 30, 2005.

Our book value and tangible book value per share increased from $11.47 and $4.80, respectively, at December 31, 2004 to $12.23 and $5.05, respectively, at September 30, 2005.

Results of Operations

General. Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and prior to 2005, CCM, with current year operations supplemented thus far through TIMCOR, which was acquired on February 17, 2005, and NAEC which was acquired on May 24, 2005. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our banking operations which include retail banking fees, loan related fees, gains on sale of loans and other fees and, during 2005, TIMCOR and NAEC contributed to noninterest income through 1031 exchange fees.  Other factors contributing to our results of operations include our provisions for or recapture of the allowance for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $16.8 million and $59.2 million for the three and nine months ended September 30, 2005, respectively, compared to $18.0 million and $36.0 million for the three and nine months ended September 30, 2004, respectively. Our financial results include the effects of the acquisition of Hawthorne, which closed on June 4, 2004. The results of operations for periods prior to February 17, 2005 do not include the impact of the TIMCOR acquisition or the impact of the NAEC acquisition for periods prior to May 24, 2005.  The decrease in net income for the three months ended September 30, 2005 as compared to the same period in the prior year is primarily due to the additional $2.9 million of direct expenses incurred in the formation and operation of the Commercial Banking Division in the third quarter of 2005.  The increase in net income for the nine months ended September 30, 2005 as compared to the same period in the prior year reflects a significant increase in net interest income resulting from the full effect of an increase in interest-earning assets due to the Hawthorne acquisition and the impact of the $8.1 million recapture of allowance recorded in 2005. During the three months ended September 30, 2005, we reported a return on average assets and return on average tangible assets of 1.30% and 1.41%, respectively, as compared to 1.50% and 1.62% for the three months ended September 30, 2004, respectively.  Our return on average equity and return on average tangible equity was 9.89% and 23.93% for the third quarter of 2005, respectively, compared to 12.02% and 30.55% for the third quarter of 2004, respectively. For the nine months ended September 30, 2005, we reported a return on average assets and return on average tangible assets of 1.52% and 1.64%, respectively, as compared to 1.53% and 1.61% for the nine months ended September 30, 2004, respectively.  Our return on average equity and return on average tangible equity was 11.93% and 28.75% for the nine month period ended September 30, 2005, respectively, compared to 15.05% and 30.95% for the same period in 2004, respectively.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $38.3 million and $115.5 million for the three and nine months ended September 30, 2005, respectively, compared to $37.9 million and $74.6 million for the three and nine months ended September 30, 2004, respectively. The significant increase in net interest income for the nine months ended September 30, 2005 reflects the full effect of the substantial increase in interest-earning assets, primarily loans, as a result of the Hawthorne acquisition and a higher amount of core loan fundings during the period.

Net interest margin represents net interest income as a percentage of average interest-earning assets. Our net interest margin was 3.31% and 3.29% for the three and nine months ended September 30, 2005, respectively, compared to 3.49% and 3.42% for the three and nine months ended September 30, 2004, respectively. Our net interest spread was 3.16% and 3.13% for the three and nine months ended September 30, 2005, respectively, compared to 3.39% and 3.31% for the three and nine months ended September 30, 2004, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our net interest margin would have been 3.22% and 3.14% for the three and nine months ended September 30, 2005, respectively, and 3.23% for both the three and nine months ended September 30, 2004. Our net interest spread would have been 3.06% and 2.98% for the three and nine months ended September 30, 2005, respectively, and 3.11% and 3.12% for the three and nine months ended September 30, 2004, respectively. The impact of the Hawthorne purchase accounting adjustments to our net interest margin and net interest spread declined during the 2005 periods as compared to 2004 due to a decline in the related amortization and accretion associated with the interest-earning assets and interest-bearing liabilities acquired in the Hawthorne transaction.  We anticipate the impact of the Hawthorne purchase accounting adjustments on our net interest margin and net interest spread to continue to decline over time.  See footnote 7 to the two tables that follow.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Average balance information is based on average daily balances for the indicated periods. Footnote 7 presents certain information excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition.

	Three months ended September 30,
	2005 (7)			2004 (7)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,093,233	$60,148	5.88%	$3,755,796	$50,777	5.41%
Securities(2)	428,419	4,698	4.39	494,957	5,301	4.28
FHLB stock	88,407	935	4.23	85,241	891	4.18
Cash and cash equivalents(3)	9,596	83	3.46	3,750	18	1.92
Total interest-earning assets	4,619,655	65,864	5.70	4,339,744	56,987	5.25
Noninterest-earning assets	570,882			474,926
Total assets	$5,190,537			$4,814,670

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$877,634	4,795	2.17	$1,122,315	4,559	1.62
Certificates of deposit	1,056,302	8,057	3.03	1,176,655	4,501	1.52
Total deposits	1,933,936	12,852	2.64	2,298,970	9,060	1.57
FHLB advances	1,469,112	10,139	2.74	1,621,709	8,345	2.05
Exchange balances	700,793	1,552	0.88	—	—	—
Junior subordinated debentures	150,203	2,481	6.55	135,321	1,611	4.74
Other borrowings (5)	64,893	575	3.52	23,424	94	1.60
Total interest-bearing liabilities	4,318,937	27,599	2.54	4,079,424	19,110	1.86
Noninterest-bearing deposits/cost of funds (6)	138,935		2.46	101,268		1.82
Other noninterest-bearing liabilities	51,638			34,630
Total liabilities	4,509,510			4,215,322
Stockholders’ equity	681,027			599,348
Total liabilities and stockholders’ equity	$5,190,537			$4,814,670
Net interest-earning assets	$300,718			$260,320
Net interest income/interest rate spread		$38,265	3.16%		$37,877	3.39%
Net interest margin			3.31%			3.49%

(1)                   The average balance of loans receivable includes loans held-for-sale and is presented without reduction for the allowance for loan losses.

(2)                   Consists of agency mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding unrealized gains or losses on these securities.

(3)                   Consists of cash in interest-earning accounts and federal funds sold.

(4)                   Consists of savings, money market accounts and other interest-bearing deposits.

(5)                   Consists of securities sold under agreements to repurchase and federal funds purchased.

(6)                   Costs of funds represents the ratio of interest expense to total interest-bearing liabilities and noninterest-bearing deposits.

(7)                   The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition for the quarter ended September 30, 2005 and 2004, respectively:

	Three Months ended September 30, 2005 as Reported Above			Excluding Premium/ Discount Effect		Three Months ended September 30, 2005 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Total loans	$4,093,233	$60,148	5.88%	$3,830	$(756)	$4,097,063	$59,392	5.80%
Total interest-earning assets	4,619,655	65,864	5.70	3,830	(756)	4,623,485	65,108	5.63
Certificates of deposit	1,056,302	8,057	3.03	(1,091)	234	1,055,211	8,291	3.12
Total interest-bearing deposits	1,933,936	12,852	2.64	(1,091)	234	1,932,845	13,086	2.69
FHLB advances	1,469,112	10,139	2.74	126	(32)	1,469,238	10,107	2.73
Junior subordinated debentures	150,203	2,481	6.55	(2,240)	145	147,963	2,626	7.04
Total interest-bearing liabilities	4,318,937	27,599	2.54	(3,205)	347	4,315,732	27,946	2.57
Cost of funds			2.46					2.49
Net interest income/interest rate spread		38,265	3.16		(1,103)		37,162	3.06
Net interest margin			3.31					3.22

	Three Months ended September 30, 2004 as Reported Above			Excluding Premium/ Discount Effect		Three Months ended September 30, 2004 as Adjusted
	Average Balance	Int erest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Total loans	$3,755,796	$50,777	5.41%	$13,660	$(1,434)	$3,769,456	$49,343	5.24%
Total interest-earning assets	4,339,744	56,987	5.25	13,660	(1,434)	4,353,404	55,553	5.10
Certificates of deposit	1,176,655	4,501	1.52	(3,535)	1,182	1,173,120	5,683	1.93
Total interest-bearing deposits	2,298,970	9,060	1.57	(3,535)	1,182	2,295,435	10,242	1.78
FHLB advances	1,621,709	8,345	2.05	254	(32)	1,621,963	8,313	2.04
Junior subordinated debentures	135,321	1,611	4.74	(2,822)	145	132,499	1,756	5.27
Total interest-bearing liabilities	4,079,424	19,110	1.86	(6,103)	1,295	4,073,321	20,405	1.99
Cost of funds			1.82					1.94
Net interest income/interest rate spread		37,877	3.39		(2,729)		35,148	3.11
Net interest margin			3.49					3.23

	Nine Months ended September 30,
	2005 (7)			2004 (7)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,121,876	$174,594	5.65%	$2,284,326	$92,464	5.40%
Securities(2)	455,450	14,907	4.36	552,685	17,773	4.29
FHLB stock	94,427	3,055	4.31	63,203	1,951	4.12
Cash and cash equivalents(3)	10,934	227	2.77	5,979	55	1.23
Total interest-earning assets	4,682,687	192,783	5.49	2,906,193	112,243	5.15
Noninterest-earning assets	529,465			241,273
Total assets	$5,212,152			$3,147,466

Interest-bearing liabilities:
Deposits:
Transaction accounts (4)	$910,708	12,925	1.90	$729,263	9,330	1.71
Certificates of deposit	1,049,009	20,662	2.63	659,634	7,633	1.55
Total deposits	1,959,717	33,587	2.29	1,388,897	16,963	1.63
FHLB advances	1,716,259	32,207	2.51	1,214,498	17,014	1.87
Exchange balances	476,270	3,039	0.85	—	—	—
Junior subordinated debentures	148,535	6,831	6.15	91,359	3,235	4.73
Other borrowings (5)	71,814	1,594	2.97	48,533	477	1.31
Total interest-bearing liabilities	4,372,595	77,258	2.36	2,743,287	37,689	1.84
Noninterest-bearing deposits/cost of funds (6)	125,376		2.30	62,837		1.79
Other noninterest-bearing liabilities	51,775			22,095
Total liabilities	4,549,746			2,828,219
Stockholders’ equity	662,406			319,247
Total liabilities and stockholders’ equity	$5,212,152			$3,147,466
Net interest-earning assets	$310,092			$162,906
Net interest income/interest rate spread		$115,525	3.13%		$74,554	3.31%
Net interest margin			3.29%			3.42%

(1)                   The average balance of loans receivable includes loans held-for-sale and is presented without reduction for the allowance for loan losses.

(2)                   Consists of agency mortgage-backed securities and U.S. government securities which are classified available-for-sale, excluding unrealized gains or losses on these securities.

(3)                   Consists of cash in interest-earning accounts and federal funds sold.

(4)                   Consists of savings, money market accounts and other interest-bearing deposits.

(5)                   Consists of securities sold under agreements to repurchase, federal funds purchased, warehouse line of credit and other short-term borrowings.

(6)                   Costs of funds represents the ratio of interest expense to total interest-bearing liabilities and noninterest-bearing deposits.

(7)                   The following table excludes the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition for the nine months ended September 30, 2005 and 2004, respectively:

	Nine Months ended September 30, 2005 as Reported Above			Excluding Premium/ Discount Effect		Nine Months ended September 30, 2005 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Total loans	$4,121,876	$174,594	5.65%	$5,266	$(3,767)	$4,127,142	$170,827	5.52%
Total interest-earning assets	4,682,687	192,783	5.49	5,266	(3,767)	4,687,953	189,016	5.38
Certificates of deposit	1,049,009	20,662	2.63	(1,401)	975	1,047,608	21,637	2.76
Total interest-bearing deposits	1,959,717	33,587	2.29	(1,401)	975	1,958,316	34,562	2.36
FHLB advances	1,716,259	32,207	2.51	157	(95)	1,716,416	32,112	2.50
Junior subordinated debentures	148,535	6,831	6.15	(2,384)	436	146,151	7,267	6.65
Total interest-bearing liabilities	4,372,595	77,258	2.36	(3,628)	1,316	4,368,967	78,574	2.40
Cost of funds			2.30					2.34
Net interest income/interest rate spread		115,525	3.13		(5,083)		110,442	2.98
Net interest margin			3.29					3.14

	Nine Months ended September 30, 2004 as Reported Above			Excluding Premium/ Discount Effect		Nine Months ended September 30, 2004 as Adjusted
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Total loans	$2,284,326	$92,464	5.40%	$6,016	$(2,266)	$2,290,342	$90,198	5.25%
Total interest-earning assets	2,906,193	112,243	5.15	6,016	(2,266)	2,912,209	109,977	5.04
Certificates of deposit	659,634	7,633	1.55	(1,595)	1,542	658,039	9,175	1.86
Total interest-bearing deposits	1,388,897	16,963	1.63	(1,595)	1,542	1,387,302	18,505	1.78
FHLB advances	1,214,498	17,014	1.87	(72)	(40)	1,214,426	16,974	1.87
Junior subordinated debentures	91,359	3,235	4.73	(1,224)	187	90,135	3,422	5.07
Total interest-bearing liabilities	2,743,287	37,689	1.84	(2,891)	1,689	2,740,396	39,378	1.92
Cost of funds			1.79					1.88
Net interest income/interest rate spread		74,554	3.31		(3,955)		70,599	3.12
Net interest margin			3.42					3.23

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

	Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$4,295	$74,380	$3,455	$82,130
Securities	317	(3,127)	(56)	(2,866)
FHLB stock	94	964	46	1,104
Cash and cash equivalents	69	46	57	172
Total net change in income on interest-earning assets	4,775	72,263	3,502	80,540

Interest-bearing liabilities:
Deposits:
Transaction accounts	1,028	2,319	248	3,595
Certificates of deposit	5,367	4,502	3,160	13,029
Total deposits	6,395	6,821	3,408	16,624
FHLB advances	5,793	7,023	2,377	15,193
Exchange balances	—	—	3,039	3,039
Junior subordinated debentures	969	2,023	604	3,596
Other borrowings	601	229	287	1,117
Total net change in expense on interest-bearing liabilities	13,758	16,096	9,715	39,569
Change in net interest income	$(8,983)	$56,167	$(6,213)	$40,971

Interest Income. Total interest income amounted to $65.9 million and $192.8 million for the three and nine months ended September 30, 2005, respectively, compared to $57.0 million and $112.2 million for the three and nine months ended September 30, 2004, respectively. The increase in interest income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is primarily due to an increase in interest earning assets as well as higher loan yields.  The increase in interest income for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 reflects the full effect of the substantial increases in interest-earning assets, primarily loans, from the acquisition of Hawthorne as well as a higher amount of core loan fundings and higher loan yields.

Interest income on loans totaled $60.1 million and $174.6 million for the three and nine months ended September 30, 2005, respectively, compared to $50.8 million and $92.5 million for the three and nine months ended September 30, 2004, respectively. The higher interest income during the third quarter of 2005 reflects the increase in our average balance of loans receivable as a result of higher core loan fundings as well as higher loan yields in 2005.  The higher loan interest income for the nine months ended September 30, 2005 as compared to the same period in the prior year is due to full effect in 2005 of the increase in average loans receivable from the Hawthorne acquisition in addition to higher core loan fundings and higher loan yields.  The average yield earned on our total loans amounted to 5.88% and 5.65% for the three and nine months ended September 30, 2005, respectively, compared to 5.41% and 5.40% for the three and nine months ended September 30, 2004, respectively. Excluding the effect of the discount accretion on loans resulting from the purchase accounting adjustments due to the Hawthorne acquisition, the average yield on our loans would have been 5.80% and 5.52% for the three and nine months ended September 30, 2005, respectively, as compared to 5.24% and 5.25% for the same periods in the prior year, respectively. See footnote 7 to the tables included above. The increase in loan yields in 2005 compared to 2004 is due to the rise in interest rates over the period, which has caused related loan indices to rise.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $5.7 million and $18.2 million for the three and nine months ended September 30, 2005, respectively, compared to $6.2 million and $19.8 million for the three and nine months ended September 30, 2004, respectively. The average yield on the securities portfolio increased to 4.39% and 4.36% for the three and nine months ended September 30, 2005, respectively, as compared to 4.28% and 4.29% for the three and nine months ended September 30, 2004, respectively.  The effect on interest income of the increase in the average yield earned on securities during the three and nine months ended September 30, 2005 compared to the same periods in the prior year was more than offset by a decrease in the average balance of such assets during the period. The securities portfolio has continued to decline as cash generated from these assets is reinvested in higher yielding loans held-for-investment.

Interest Expense. Total interest expense was $27.6 million and $77.3 million for the three and nine months ended September 30, 2005, respectively, compared to $19.1 million and $37.7 million for the three and nine months ended September 30, 2004, respectively. The total cost of interest-bearing liabilities increased from 1.86% and 1.84% for the three and nine months ended September 30, 2004, respectively, to 2.54% and 2.36% for the three and nine months ended September 30, 2005, respectively. Our cost of funds, which includes the effect of noninterest-bearing deposits, increased from 1.82% and 1.79% for the three and nine months ended September 30, 2004, respectively, to 2.46% and 2.30% for the three and nine months ended September 30, 2005, respectively. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest-bearing liabilities would have been 2.57% and 2.40% during the three and nine months ended September 30, 2005, respectively, as compared to 1.99% and 1.92%, respectively, for the same periods in the prior year. See footnote 7 to the tables included above.

Interest expense on deposits totaled $12.9 million and $33.6 million for the three and nine months ended September 30, 2005, respectively, compared to $9.1 million and $17.0 million for the three and nine months ended September 30, 2004, respectively.  The increase in interest expense for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is due to an increase in market rates over the period.  The increase in interest expense for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is due to the higher average deposit balances as a result of the Hawthorne acquisition in addition to the increase in market rates over the past year.  The average rate on interest-bearing deposits increased to 2.64% and 2.29% for the three and nine months ended September 30, 2005, respectively, compared to 1.57% and 1.63% for the three and nine months ended September 30, 2004, respectively. Excluding the effect of the amortization of the premium on certificates of deposit from the purchase accounting adjustment due to the Hawthorne acquisition, our average rate on interest-bearing deposits would have been 2.69% and 2.36% for the three and nine months ended September 30, 2005, respectively, as compared to 1.78% for the same periods in the prior year. See footnote 7 to the tables included above.

Interest expense on borrowings, consisting of FHLB advances, exchange balances, junior subordinated debentures and other borrowings amounted to $14.7 million and $43.7 million for the three and nine months ended September 30, 2005, respectively, compared to $10.1 million and $20.7 million for the three and nine months ended September 30, 2004, respectively. The average rate paid on borrowings was 2.45% and 2.42% for the three and nine months ended September 30, 2005, respectively, compared to 2.25% and 2.04% for the three and nine months ended September 30, 2004, respectively. The higher average rate paid on borrowings during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 reflects higher short and intermediate term interest rates during the current periods compared to the year-ago periods. This increase in borrowing cost was partially offset during 2005 as the lower-cost exchange balances were used as an alternate funding source to the higher cost FHLB advances. Average outstanding exchange balances were $700.8 million and $476.3 million for the three and nine months ended September 30, 2005, respectively.

Asset Quality and the Recapture of Allowance for Loan Losses. At September 30, 2005, the total loans held-for-investment portfolio remained relatively flat at $3.9 billion as compared to $4.0 billion at December 31, 2004.  However, the single family residential loans held-for-investment decreased $595.4 million from December 31, 2004 to September 30, 2005, which was partially offset by a $501.0 million increase in the multi-family portfolio over the same period. The decrease in the single family loans held-for-investment is primarily due to the net transfer of $556.5 million of single family residential loans from held-for-investment to held-for-sale during the nine months ended September 30, 2005 and the decision to classify the vast majority of our single family residential loan originations as held-for-sale during the period.  The increase in the multi-family loans held-for-investment reflects our ongoing focus and success in funding income property loans.  As a result, the most significant changes in the credit concentration levels of the total loan portfolio held-for-investment were in the multi-family and single family residential loan portfolios. The single family residential credit concentration level of the total loan portfolio held-for-investment decreased from 21% at December 31, 2004 to 6% at September 30, 2005 while the multi-family credit concentration level increased from 61% at December 31, 2004 to 74% at September 30, 2005.

The Bank recaptured $8.1 million of the allowance for loan losses in March 2005 as the result of: identifying and transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005; selling $101.1 million of the Bank’s 12MAT monthly adjustable, single family residential loans in the first quarter of 2005; and management reducing the overall loss factor for single family residential loans. The classification of loans as held-for-sale accounted for $6.5 million of the total recapture of allowance for loan losses while the single family residential loan sales accounted for $1.0 million. The adjustment in the single family residential loss factor accounted for approximately $600,000 of the total recapture of the allowance for loan losses and was based on management’s assessment of the overall credit quality of the remaining $209.5 million single family residential loan portfolio held-for-investment. Management’s assessment at March 31, 2005 considered the following qualitative factors: the decline in the credit concentration level of the single family loan portfolio; an increase in the weighted average seasoning of the remaining single family loans held for investment; a decrease in the average loan size of the remaining single family loans held-for-investment and a significant decline in the volume of new single family loan originations classified as held-for-investment since it is our intention to sell the majority of new single family residential loan originations in the secondary market.

Since March 31, 2005, we have not recorded a provision for loan losses as the increased multi-family concentration levels during the first nine months of 2005 were offset by improvements in the overall credit risk profile of the single family portfolio in addition to a decline in construction and land loan loss factors resulting from the impact of our improved construction loan administration process coupled with a greater depth of management experience in administering these types of loans.

Our asset quality review, performed during the third quarter of 2005, was based on our asset classification process of the total loan portfolio, which is incorporated into our allowance methodology evaluated on an ongoing basis. Management establishes the allowance for loan losses commencing with the credit quality and historical performance of our multi-family, commercial real estate, single family residential, construction, and land loan portfolios, which accounts for virtually all of the loan portfolio. Our overall asset quality remains sound, as supported by its internal risk rating process of a more seasoned multi-family, commercial real estate and single family residential loan portfolio.

The table below summarizes the activity in our allowance for loan losses for the periods shown:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$28,731	$36,831	$36,835	$3,942
Recapture of allowance	—	—	(8,109)	—
Allowance acquired through purchase of Hawthorne	—	—	—	32,885
Amounts charged off	(11)	(23)	(42)	(24)
Recoveries on loans previously charged off	3	38	39	43
Balance, end of period	$28,723	$36,846	$28,723	$36,846

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

At September 30, 2005, we had $8.9 million of nonperforming assets as compared to $6.6 million at December 31, 2004. Nonperforming assets as of September 30, 2005 are comprised of three single family residential loans totaling $4.6 million, four multi-family loans totaling $814,000 (acquired from TIMCOR), one commercial real estate loan totaling $444,000, one single family residential construction loan totaling $1.1 million, one land loan totaling $1.5 million and three commercial business lines of credit and other loans totaling $462,000.  Nonperforming assets were 0.17% of total assets at September 30, 2005 as compared to 0.13% at December 31, 2004. The increase in nonperforming assets from December 31, 2004 is primarily due to the addition of one construction and one land loan during the second quarter of 2005 totaling $2.6 million and one single family loan during the third quarter totaling $2.2 million. The increase due to these additions was offset by decreases in other single family, construction and land loans that either cured or paid off during the year.  The additions to nonperforming assets during 2005 were loans acquired in the Hawthorne acquisition.  These loans are considered impaired from a timeliness of payment perspective.  However, based on management’s analysis, no specific reserves are warranted as of September 30, 2005 as there is sufficient collateral to secure the loan principal balances.  Impaired loans, which are comprised of nonperforming assets of $8.9 million and $394,000 of troubled debt restructures (“TDRs”) on accrual status, totaled $9.3 million at September 30, 2005 as compared to $7.0 million at December 31, 2004. At September 30, 2005, total TDRs were comprised of two loans, the most significant being a $320,000 commercial real estate loan.

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

Management believes that its allowance for loan losses at September 30, 2005 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Noninterest income:
Loan related fees	$1,380	$2,217	$3,957	$3,603
Retail banking fees	558	588	1,599	801
Mortgage banking fees, net	136	137	285	444
1031 exchange fees	1,620	—	3,340	—
Gain on sale of loans	1,494	72	4,895	214
Gain on sale of securities	—	—	—	2,152
Bank-owned life insurance	765	428	2,013	917
Other income	1,481	173	1,992	266
Total noninterest income	$7,434	$3,615	$18,081	$8,397

Noninterest income was $7.4 million and $18.1 million for the three and nine months ended September 30, 2005, respectively, compared to $3.6 million and $8.4 million for the three and nine months ended September 30, 2004, respectively. Loan related fees includes loan prepayment fees of $1.2 million and $3.3 million for the three and nine months ended September 30, 2005, respectively, compared to $2.2 million and $3.6 million for the three and nine months ended September 30, 2004, respectively. The increase in retail banking fees during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due to the Hawthorne acquisition, which closed on June 4, 2004.  For the three and nine months ended September 30, 2005, noninterest income included fee income earned from 1031 exchange transactions since the close of the TIMCOR acquisition on February 17, 2005 and the NAEC acquisition on May 24, 2005. Fee income from 1031 exchange transactions represented 22% and 18% of noninterest income for the three and nine months ended September 30, 2005, respectively.  Gains on sale of loans totaled $1.5 million and $4.9 million for the three and nine months ended September 30, 2005, respectively, compared to $72,000 and $214,000 for the three and nine months ended September 30, 2004, respectively. The gain on sale of loans primarily relates to the sale of $145.9 million and $687.9 million of lower rate single family loans for the three and nine month periods ended September 30, 2005, respectively, as we substantially completed the remix of the composition of the loan portfolio by selling single family loans classified as held-for-sale during the nine months ended September 30, 2005.

Income from bank-owned life insurance increased to $765,000 for the three months ended September 30, 2005 as compared to $428,000 for the three months ended September 30, 2004 due to the additional $45.0 million of bank-owned life insurance acquired in the third quarter of 2005.  For the nine months ended September 30, 2005, income from bank-owned life insurance increased to $2.0 million as compared to $917,000 for the nine months ended September 30, 2004, which reflects not only the additional bank-owned life insurance acquired in the third quarter but also the bank-owned life insurance acquired from Hawthorne as well as an annual dividend of $408,000 received during the first quarter of 2005 on one of the policies acquired from Hawthorne.  Other income totaled $1.5 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $173,000 and $266,000 for the three and nine months ended September 30, 2004, respectively.  The increase in the three and nine month period is primarily due to the release of a litigation reserve totaling $1.0 million during the third quarter of 2005 that related to an earlier Hawthorne matter in which we received a favorable ruling from an appeals court.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$9,251	$6,148	$23,105	$11,810
Non-cash stock compensation	865	29	1,499	87
Occupancy and equipment	2,219	2,131	6,431	3,205
Marketing	393	421	1,666	1,103
Technology	746	496	2,004	837
Professional and consulting	2,482	370	3,674	780
Insurance premiums and assessment costs	602	582	1,745	1,117
Merger related	—	494	—	914
Amortization of core deposit intangible	163	203	488	261
Loss on early extinguishment of debt	—	—	—	1,204
Provision (recapture of reserve) for unfunded commitments	56	—	(1,434)	—
Other	3,251	2,023	9,098	3,426
Total noninterest expenses	$20,028	$12,897	$48,276	$24,744

Our noninterest expenses totaled $20.0 million and $48.3 million for the three and nine months ended September 30, 2005, respectively, compared to $12.9 million and $24.7 million for the three and nine months ended September 30, 2004, respectively. The increase in noninterest expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to the $2.9 million of direct costs associated with the formation and operation of the Commerical Banking Division as well as $2.9 million of noninterest expenses incurred by TIMCOR and NAEC, which were acquired in the first half of 2005.  The direct costs associated with the Commerical Banking Division include $1.2 million of salaries, benefits and additional non-cash stock compensation expense directly associated with the employees working in the division in addition to $1.7 million in professional and legal costs associated with the start-up of the division and our defense in the previously disclosed related Comerica litigation matter.  See Part II Item I. The increase in noninterest expenses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily due to higher operating costs related to the additional operations from the acquisition of Hawthorne, the acquisitions of TIMCOR and NAEC, and our internal growth in operations which includes the impact of the new Commercial Banking Division and the related Comerica litigation matter.

During the first quarter of 2005, we recorded a $1.5 million recapture of the reserve associated with unfunded commitments. The reserve is a component of other liabilities and the recapture was recorded as a result of a modification in our methodology for calculating the reserve associated with construction loans in addition to multi-family and commercial real estate holdback loans. We adjusted our methodology from a general reserve approach to a more specific and individual loan assessment, which includes impairment analysis.  This, when combined with an effective disbursement review process, refines the quantification of credit risk associated with the unfunded commitments for unique, collateral-secured assets.  This modification was implemented during the first quarter of 2005 due to the fact that (i) as of March 31, 2005, management had attained more than three quarters of experience with the lending policies, procedures and practices of the segregated construction lending and administration business units acquired in the Hawthorne acquisition and (ii) as of March 31, 2005, 62% of the unfunded construction loan commitments were attributable to construction loan originations subsequent to the Hawthorne acquisition and originated under new lending management, policies and procedures. It was during the first quarter of 2005 that the majority of outstanding unfunded construction loan commitments were originated. The methodology used in the prior quarters is considered adequate and reasonable given the related construction loans were originated under Hawthorne’s construction lending platform. Upon review of the construction loans and multi-family and commercial real estate holdback loans, management determined that there was minimal inherent credit risk related to these unfunded commitments. The remaining reserve at September 30, 2005 is for the undisbursed commitments on commercial business lines of credit and home equity lines of credit. Based on management’s analysis for the quarter ended September 30, 2005, an adjustment to the reserve for unfunded commitments of $56,000 was recorded, increasing the reserve balance to $159,000.  The increase was due to the higher undisbursed balance related to commercial business lines of credit.  At September 30, 2005, our total undisbursed principal balances were $187.2 million with undisbursed balances associated with commercial business lines of credit and home equity lines totaling $21.1 million.

Income Taxes. We recognized $8.8 million and $34.2 million of income tax expense during the three and nine months ended September 30, 2005, respectively, compared to $10.6 million and $22.2 million for the three and nine months ended September 30, 2004, respectively. Our effective tax rate was 34.4% and 36.6% for the three and nine months ended September 30, 2005, respectively, compared to 37.0% and 38.1% for the three and nine months ended September 30, 2004, respectively. The reduction of our effective tax rate during the periods ended September 30, 2005 compared to the year ago periods reflects the realization of larger amounts of low income housing and other tax credits, the anticipation of additional tax credits and tax-exempt income to be received or realized before the end of 2005 and the origination of income property loans in enterprise zones that generate certain state tax benefits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At September 30, 2005, the Bank had $980.9 million in available FHLB borrowing capacity. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. At September 30, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $379.9 million. Certificates of deposit which are scheduled to mature within one year totaled $981.8 million, excluding purchase accounting adjustments, at September 30, 2005, and Bank borrowings that are scheduled to mature within the same period amounted to $1.4 billion, excluding purchase accounting adjustments, at such date. Management believes the Bank has sufficient liquidity to support its operations.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses and debt service requirements. At September 30, 2005, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $10.4 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded primarily with cash and liquid investments at the Company, which amounted to $9.5 million at September 30, 2005, including $1.6 million of an unencumbered mortgage-backed security. In addition, the Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. At September 30, 2005, the Bank could dividend up to $136.0 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

The Company has issued $92.5 million of trust preferred securities through its nine unconsolidated trust subsidiaries and acquired $51.0 million of trust preferred securities that Hawthorne had previously issued. In connection with the issuance or acquisition of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution, in each case to the extent the Company’s trust subsidiaries have funds available. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $148.0 million of junior subordinated debentures issued by the Company.  As of September 30, 2005, the Company’s outstanding junior subordinated debentures included an aggregate $138.7 million of floating rate debentures and $9.3 million of fixed rate debentures, excluding acquisition premiums of $2.1 million.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of September 30, 2005 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$458,579	12.7%	$288,135	8.0%	$360,169	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	429,856	11.9	144,068	4.0	216,101	6.0
Tier I (core) capital (to adjusted assets)(1)	429,856	8.9	193,009	4.0	241,262	5.0
Tangible capital (to tangible assets)(1)	429,856	8.9	72,379	1.5	N/A	N/A

(1)                                  Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $4.8 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.6 billion.

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

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following September 30, 2005 would increase the projected higher net interest income by 0.9% and increase the projected higher net interest income by 11.1% during the subsequent twelve months, while a parallel decline in interest rates of 200 basis points during the twelve months following September 30, 2005 would increase the projected higher net interest income by 1.7% and decrease the projected higher net interest income by 11.4% during the subsequent twelve months. Based on the sensitivity analysis performed by the Bank at December 31, 2004, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2004 would have a neutral effect on the projected higher net interest income and increase the projected higher net interest income by 6.9% during the subsequent twelve months, while a parallel decline in interest rates of 100 basis points during the twelve months following December 31, 2004 would decrease projected net interest income by 1.2% and decrease the projected higher net interest income by 8.2% during the subsequent twelve months.

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

Though we rely on a net interest income sensitivity/simulation model to manage our interest rate risk, we do monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At September 30, 2005, the Bank’s interest-earning assets, which mature or reprice within one year, exceeded its interest-bearing liabilities with similar characteristics by $493.4 million, or 9.53% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of September 30, 2005, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents(1)	$50,838	$—	$—	$16,176	$67,014
Securities(2)	154,781	118,197	87,131	130,953	491,062
Single family residential loans(3)	291,729	67,603	41,724	2,510	403,566
Multi-family residential loans(3)	2,271,196	475,941	137,972	16,570	2,901,679
Commercial real estate loans(3)	347,450	109,267	60,148	17,734	534,599
Construction loans (3)	184,205	2,378	—	—	186,583
Land loans (3)	48,414	—	—	—	48,414
Commercial business and consumer loans(3)	17,972	—	—	—	17,972
Other assets(4)	—	—	—	523,732	523,732
Total	$3,366,585	$773,386	$326,975	$707,675	$5,174,621
Liabilities:
Certificates of deposit(5)	$982,431	$73,817	$878	$—	$1,057,126
Demand deposits – Noninterest bearing	—	—	—	142,051	142,051
Demand deposits – Noninterest bearing: exchange balances(6)	3,396	13,585	16,981	—	33,962
Demand deposits – Interest bearing(7)	7,406	29,625	37,032	—	74,063
Money market checking(8)	109,992	76,996	32,998	—	219,986
Money market savings(8)	219,111	153,377	65,733	—	438,221
Money market: exchange balances(6)	61,724	246,895	308,617	—	617,236
Savings accounts(8)	86,786	60,749	26,038	—	173,573
FHLB advances(9)(10)	1,333,364	150,340	18,213	9,000	1,510,917
Other borrowings	69,000	—	—	—	69,000
Other liabilities(11)	—	—	—	55,408	55,408
Total	$2,873,210	$805,384	$506,490	$206,459	$4,391,543
Excess of total assets over total liabilities	$493,375	$(31,998)	$(179,515)	$501,216
Cumulative excess of total assets over total liabilities(12)	$493,375	$461,377	$281,862	$783,078
Cumulative excess of total assets over total liabilities as a percentage of total assets(12)	9.53%	8.92%	5.45%	15.13%

(1)                                  Comprised of cash and due from banks and federal funds sold.

(2)                                  Comprised of agency mortgage-backed securities which are classified as available-for-sale as adjusted to take into account estimated prepayments and FHLB stock.

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

(5)                                  Includes remaining purchase premium of $945,000.

(6)                                  Includes exchange balances held at the Bank by TIMCOR and NAEC in noninterest-bearing demand and money market deposit accounts. Included in the money market balances are $375.1 million of money market checking and $242.1 million of money market savings account balances.  Exchange deposits held at the Bank by TIMCOR and NAEC are viewed as being less interest rate sensitive. As a result, the following allocation of principal balances is assumed: 10% during the first twelve months, 40% during 1-3 years and 50% during 3-5 years.

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

(9)                                  Includes remaining net purchase premiums of $617,000.

(10)                            At September 30, 2005, the Bank had $377.0 million of putable FHLB advances.  The Bank’s putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance.  At September 30, 2005, $352.0 million of the putable FHLB advances either currently have, or will have in the future, quarterly put dates at the option of the FHLB and $25.0 million of putable FHLB advances have a one time put date at the option of the FHLB scheduled in 2007.  The Bank allocates these putable FHLB advances based on anticipated put or maturity dates taking into consideration the current interest rate environment.  As such, $350.0 million are reflected in the above table in accordance with the respective first put dates while $27.0 million of putable advances are reflected at the scheduled maturity date. The Bank’s remaining fixed-rate advances are included in the periods in which they are scheduled to mature.

(11)                            Includes accrued interest payable and other liabilities.

(12)                            If the principal balance for all interest-bearing demand deposit, money market checking, money market savings, exchange balance deposits (both demand deposits and money market) and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $575.3 million, or 11.1% of total assets.

At September 30, 2005, of the Bank’s $4.09 billion total loan portfolio, including loans held-for-sale, 99% or $4.06 billion, had interest rates which adjust within a five year period, and 78% or $3.16 billion, had interest rates which adjust within a one-year period, based on scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

In addition to the Bank’s interest sensitive assets and liabilities shown in the table above, the Company has also issued approximately $148.0 million of junior subordinated debentures through its unconsolidated trust subsidiaries, excluding $2.1 million of acquisition premium.  As of September 30, 2005, approximately $123.2 million is expected to reprice during the next twelve months, $15.5 million within the next 3-5 years and $9.3 million over 5 years.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II

Item 1. Legal Proceedings

On July 29, 2005, Comerica Bank (“Comerica”), a Michigan banking corporation, filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company, the Bank, and 24 individuals who were formerly employees of Comerica and are now employed by CCBI or the Bank. The complaint alleges, among other things, that CCBI and the Bank conspired to disrupt Comerica’s business through the misappropriation of trade secrets and confidential employee and customer information to solicit customers of, as well as the “raiding” of employees of, Comerica’s Financial Services Division.  A temporary restraining order (“TRO”) against all defendants which prohibits, among other things, the use by the defendants of Comerica’s trade secrets and confidential information, which was issued by the Court on August 1, 2005.  Comerica is also seeking damages in an amount to be proven at trial, as well as punitive and exemplary damages.

On November 7, 2005, a preliminary injunction was granted by the Superior Court for San Francisco County, California, in favor of Comerica against CCBI, the Bank, and the 24 former Comerica employees.  The preliminary injunction prohibits CCBI, the Bank, and the former Comerica employees from using, destroying, concealing and/or disclosing any of Comerica Bank’s confidential, proprietary or trade secret information, and from soliciting certain of Comerica’s customers, vendors and employees, during the period that Comerica’s lawsuit against such parties is pending. The preliminary injunction also orders the former Comerica employees, CCBI and the Bank to return any proprietary documents and information that the former Comerica employees are alleged to have taken from Comerica.

On November 7, 2005, CCBI announced in a Form 8K that it had filed a Notice of Appeal with the Superior Court for San Francisco County, California, with respect to the Comerica preliminary injunction.  As it has stated previously, CCBI through its Chairman and Chief Executive Officer indicated its belief that the Comerica lawsuit against CCBI was without merit and that CCBI will vigorously defend against the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2005, the Company’s special purpose business trust, CCB Capital Trust IX, issued $15,000,000 of trust preferred securities in a private placement offering. In connection with this transaction, the Company issued certain junior subordinated debentures and guarantees. The Company and CCB Capital Trust IX relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act").

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	$—	—	604,463
August 1 – August 31	72,000	18.50	72,000	532,463
September 1 – September 30	—	—	—	532,463

(1)                                  The shares repurchased during the three months ended September 30, 2005 were repurchased under the Company’s plan announced on January 25, 2005.  The Board of Directors approved the Company’s second stock repurchase plan which authorized the repurchase, at management’s discretion, of up to 2.5% of the Company’s outstanding common stock, which amounted to 1,366,447 shares at that date. There was no time period imposed for the repurchase activity under the second repurchase plan.

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

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (3)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (3)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers. (4)(13)

10.5.1	Employment Agreement dated July 20, 2005 between Commercial Capital Bancorp, Inc. and James R. Daley.

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers. (4)(14)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001. (1)

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

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2002 for Stephen H. Gordon. (5) (15)

10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (15)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 for Stephen H. Gordon. (5) (15)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon. (1) (16)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon. (1) (17)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003. (5)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003. (5)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003. (6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003. (6)

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

10.34	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated February 2, 2005. (18)

10.35	Agreement and Plan of Merger, dated January 27, 2004 by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and each of the investors named therein. (10)

11	Statement regarding computation of per share earnings. (See Note 5 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy). (6)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

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

(14)                            The Bank has entered into substantially identical agreements with Messrs. Hagerty, Sanchez, Walsh, Williams, Noble and Daley with the only differences being with respect to titles and salary.

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

November 9, 2005

	By:	/s/ Christopher G. Hagerty
Christopher G. Hagerty
Executive Vice President, Chief Financial
Officer and Director

November 9, 2005