Form 10-K
period 2005-12-31
COMMERCIAL CAPITAL BANCORP INC
filed 2006-03-16
CIK 1184818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-50126

COMMERCIAL CAPITAL BANCORP, INC.

(Name of Registrant as Specified in its charter)

Nevada	33-0865080
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
8105 Irvine Center Drive, 15th Floor
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 585-7500

Securities registered under Section 12(b) of the Exchange Act:

NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK (PAR VALUE $0.001 PER SHARE)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates at June 30, 2005 was approximately $774.6 million based on the last closing sales price on a share of common stock of $16.71 as of June 30, 2005.

Number of shares of common stock outstanding as of February 28, 2006: 57,041,794

DOCUMENTS INCORPORATED BY REFERENCE

The registrant hereby incorporates portions of its definitive proxy statement for the Annual Meeting of Stockholders for 2006 in Part III.

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

•       inflation, interest rate, market and monetary fluctuations, including the impact that these may have on short and long-term interest rates;

•       our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•       the willingness of users to substitute competitors’ products and services for our products and services;

•       the impact of changes in laws, regulations and policies, including laws, regulations and policies concerning banking, securities, insurance and taxation, and the application thereof by regulatory bodies;

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

PART I

Item 1. Business.

General

Commercial Capital Bancorp, Inc., a Nevada corporation, is a diversified financial services holding company that provides a variety of lending and deposit products and services to middle market commercial businesses, income property real estate investors, related real estate service companies and professionals through its wholly owned subsidiaries, Commercial Capital Bank, FSB, or the Bank, a federally charted savings bank, TIMCOR Exchange Corporation, or TIMCOR, and North American Exchange Company, or NAEC, each “qualified intermediaries” that facilitate tax deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, or the Code, Commercial Capital Mortgage, or CCM, a commercial mortgage banking company, and ComCap Financial Service, Inc., or ComCap, a registered broker dealer. Commercial Capital Bancorp, Inc. and subsidiaries, or the Company, is one of the largest independent banking organizations headquartered in Orange County, California and, based on the percentage growth in our assets over the three years ended December 31, 2005, we have been the fastest growing savings organization in California according to Federal Deposit Insurance Corporation, or the FDIC, data. We are recognized as one of the leading originators of multi-family residential real estate loans in California, where the market for multi-family residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked third in the state in originations of such loans for the year ended December 31, 2005, with an aggregate of 3.63% of total originations. At December 31, 2005, we had consolidated total assets of $5.45 billion, total net loans of $4.34 billion, total deposits of $2.26 billion and stockholders’ equity of $698.1 million.

Our primary operations are conducted through the Bank, which conducts banking operations through 22 branch offices and 10 lending offices located in both Southern and Northern California. In March 2005, we opened a banking office in San Mateo, California, which is our first in Northern California. In January 2006, we opened a banking office in Newport Coast, California and have announced plans to open two additional banking offices located in Pasadena and Valencia, California during 2006.

On February 17, 2005, we completed the acquisition of TIMCOR in an all-stock transaction with a fixed value of approximately $29.0 million. At the acquisition date, we recorded $373.4 million in exchange balances, which represents amounts due to TIMCOR’s clients at the completion of the client’s 1031 exchange transaction. See “Sources of Funds” for further discussion. TIMCOR is headquartered in Los Angeles, California and has offices located in Houston, Texas; Chicago, Illinois; and Miami, Florida. See notes to our Consolidated Financial Statements in Item 8 hereof for further discussion of the terms and accounting for the TIMCOR transaction.

On May 24, 2005, TIMCOR completed an acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc. and the Lennar Corporation. NAEC currently operates as a wholly owned subsidiary of TIMCOR. TIMCOR acquired NAEC for an all-cash purchase price of $17.0 million. At acquisition date, we recorded $221.5 million in exchange balances, which represents amounts due to NAEC’s clients at the completion of the client’s 1031 exchange transaction. See “Sources of Funds” for further discussion. NAEC is headquartered in Walnut Creek, California and maintains offices in Long Beach and La Jolla, California, Arlington, Virginia and Miami, Florida. NAEC also has a presence in San Francisco and Los Angeles, California; Seattle, Washington; Denver, Colorado; Dallas, Texas; Charlotte, North Carolina; and Washington, D.C. See notes to our Consolidated Financial Statements in Item 8 hereof for further discussion of the terms and accounting for the NAEC transaction.

In June 2004, we completed the acquisition of Hawthorne Financial, or Hawthorne, the parent of Hawthorne Savings headquartered in El Segundo, California. Hawthorne Savings was merged into the

Bank effective June 4, 2004. We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits. The acquisition added 15 retail branches and one loan office located throughout the coastal communities in the Southern California area, greatly enhancing the Bank’s retail franchise. The acquisition also brought additional lending activities that both compliment our established multi-family lending business and enhance our loan products offered to borrowers. In addition to multi-family and commercial real estate lending, our lending activities related to single family residential and construction and land loans were added as a result of the Hawthorne acquisition. See “Lending Activities” for further discussion. See notes to our Consolidated Financial Statements in Item 8 hereof for further discussion of the terms and accounting for the Hawthorne acquisition.

Recent Developments

On March 3, 2006, we completed the acquisition of Calnet Business Bank, National Association, or Calnet, which was merged into the Bank. We issued 2,339,327 shares of our common stock for the outstanding shares of Calnet and 307,351 options for Calnet’s outstanding options. Calnet is headquartered in Sacramento, California and conducts its deposit gathering and lending operations from a single location. The addition of Calnet enhances our existing retail and lending presence in the Northern California region and Calnet’s lending programs, which include commercial real estate, construction and business lending, compliment the Bank’s existing loan product set. At February 28, 2006, Calnet had total assets of approximately $252.0 million, total net loans of $105.5 million and total deposits of $227.5 million.

On January 20, 2006 we entered into an agreement to acquire Lawyers Asset Management, Inc., or LAMI, a “qualified intermediary”, which facilitates tax-deferred real estate exchanges pursuant to the Code. The all-stock transaction is valued at $8.0 million dollars. LAMI was founded in 1982 and facilitates exchange transactions predominately within Northern California and the San Francisco Bay area, through its headquarters in Oakland, California. LAMI had exchange balances in excess of $100 million at December 31, 2005. The transaction, which is subject to the satisfaction of certain closing conditions, is not subject to regulatory approval and is expected to close in the first half of 2006.

Market Area Overview and Competition

Retail Franchise

Commercial Capital Bancorp has a multifaceted strategy to grow deposits by cross-selling existing relationships, growing existing banking offices, expanding into new markets and business lines, further developing the Bank’s Commercial Banking Division and opportunistically through acquisitions. The Company faces direct competition from a significant number of financial institutions and other financial services companies operating in its markets, many with a statewide, regional or national presence. These companies typically compete with one another based upon price, convenience and customer service.

The Bank attempts to differentiate itself by offering competitively priced, high yielding deposit products, providing a higher level of personal service, and offering relationship banking services to its client customer base, which includes, income-property real estate investors, middle market commercial businesses, and high net worth individuals, families and other real estate and business professionals. The Bank’s deposit gathering activities are concentrated in the communities surrounding its banking offices, the majority of which are located in the coastal counties of southern California.

In March 2005, the Bank continued its de novo expansion efforts with the opening of its San Mateo banking office, which at December 31, 2005 had deposits totaling $90.5 million. The San Mateo banking office is the first of the Bank’s northern California expansion, which will be focused on the Greater Bay

Area, and the Sacramento Valley Region, both of which are areas with significant existing borrower relationships. On March 3, 2006, the Company closed the acquisition of  Sacramento, California-based Calnet. The acquisition of Calnet brings to the Company a focal point for community-based, relationship-driven, commercial deposit and loan growth in northern California and the Central Valley and will allow the Bank to enhance levels of service and functionality to its clients, particularly in the areas of business banking and cash management services.

In November 2005, the Bank announced the signing of a lease agreement for a banking office in Valencia, California that is expected to open during the spring of 2006. Additionally in January 2006, the Bank announced plans to open an office in Pasadena, California, which is expected to open in mid-2006. The Bank expects to continue its de novo branch expansion activities in markets it identifies as having significant existing borrower relationships or concentrations of the Bank’s target clients.

Since the formation of the Financial Services Group in the fall of 2003, the Bank has focused on gathering deposits from title and escrow companies, insurance companies, Section 1031 exchange accommodators, property management companies, professional service providers, and the principals who own those businesses. These depository clients are many of those same types of businesses or fiduciaries that the Bank already conducts business with through its lending franchise. The Bank’s products and services that are specifically targeted to financial services companies continue to evolve. In July 2005, the Bank announced that its Financial Services Group would become part of its Commercial Banking Division. The goal of the Bank’s Commercial Banking Division is to become a leading provider of commercial banking products and services to meet the business banking, treasury and cash management needs of the Bank’s growing client base.

During 2005, the Company began offering to income property investors 1031 exchange services through its acquisitions of TIMCOR in February 2005, and NAEC in May 2005. The Company through, TIMCOR and NAEC, is a leading “qualified intermediary”, facilitating tax deferred real estate exchanges pursuant to Section 1031 of the Code. The exchange balances held by the Company are on deposit at the Bank with an average cost well below the Bank’s cost of deposits and the Company’s cost of funds. Additionally, the exchange subsidiaries generate revenues through each exchange transaction by charging transaction fees, which fee income is included in the Company’s noninterest income. In January 2006, the Company entered into an agreement to acquire LAMI of Oakland, California, which has approximately $100 million of exchange balances.

Lending Franchise

Our lending activities are focused on income property loan originations, including multi-family residential and small to mid-sized commercial real estate properties located throughout California. In addition, we increased our origination efforts on construction and land loans during 2005 and we continue to originate single family residential loans. The Bank’s single family residential lending is focused on estate lending, or super jumbo loans, which is typical of the markets surrounding our banking offices. These loans have similar average balances and lower loan to values than our multi-family and commercial real estate loans. Additionally, the Bank originates single-family residential conforming loans through its community lending group. The Bank also offers construction loans for multi-family, commercial real estate, owner-occupied single-family residential and for-sale residential projects.

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

According to the National Multi Housing Council, California’s supply of multi-family units totaled 2.54 million apartment units in 2004, or 15% of the total U.S. market. As of 2000, six of the top ten U.S. multi-family housing markets were located in California, consisting of the metropolitan areas of Los Angeles, San Francisco, San Diego, San Jose, Oakland and Orange County, which together accounted for nearly $290 billion, or 22%, of the total U.S. market value.

According to the California Department of Housing and Community Development during 1990, it was estimated that there was a shortage of 660,000 housing units within California and, according to the California Senate Office of Research, during the period of 1990 through 1997, the growth in California’s population outpaced the growth in California housing units by 50%. The California Department of Finance estimates that over the next decade the state’s population will increase by 600,000 annually, with immigration representing a significant percentage of the total increase. Research from the California Department of Housing and Community Development indicates that through 2020, in order to meet housing demand in California, 220,000 housing units will need to be built each year. The U.S. Census Bureau states that in the year of 2005, construction commenced on approximately 202,000 housing units, including approximately 43,600 multi-family units in California.

Research from DataQuick indicates that during 2005, nearly 33,000 multi-family loans secured by properties located within California were originated. These loans had an aggregate principal balance of $28.61 billion and an average loan size of $869,000. This represented an 8% increase from the $26.58 billion of such loans originated during 2004 and a 9% increase from the $26.34 billion of such loans originated during 2003. During the year ended December 31, 2005, the largest two originators of multi-family residential loans within California were responsible for approximately 21% of such originations. The remainder of the market was highly fragmented, with over 1,300 institutions responsible for the remaining 79% of total originations. The Bank ranked third in multi-family originations in California with nearly a 4% market share for the year ended December 31, 2005.

Based upon quarterly thrift financial reports which are required to be submitted by all savings institutions regulated by the Office of Thrift Supervision, or the OTS, multi-family residential loans have out-performed other loan categories in recent periods from an asset quality perspective. As of December 31, 2005, the latest date as of which information is available, the level of non-current (i.e., non-accrual loans and loans 90 days or more overdue but still accruing interest) multi-family residential loans as a percentage of total multi-family residential loans was 0.16%, as compared to 0.41% for construction and land loans, 0.56% for commercial real estate loans, 0.86% for single family mortgage loans, 1.10% for commercial business loans and 0.63% for consumer loans. Based on an analysis of the geographic regions of the country prepared by the OTS as of such date, the ratio of non-current multi-family residential loans to total multi-family residential loans was even lower, amounting to 0.04% for the western region, where we conduct our business operations.

Lending Activities

General.   We have focused our lending efforts primarily on the origination of adjustable rate multi-family residential and commercial real estate loans. The Bank is recognized as one of the leading originators of income property residential real-estate loans in California. In addition to our continued focus on the multi-family residential loans, during 2005, we increased our origination efforts on construction and commercial real estate loans. These loans provide a higher rate of interest than multi-family and single family residential loans. During 2005, we also purchased loans to supplement the originations generated by our sales force. While we utilize third party brokers and purchase loans from other lenders, our focus is on building long-term relationships with our clients.

Loan Fundings.   Total loan fundings were $2.56 billion and $1.85 billion for the years ended December 31, 2005 and 2004, respectively. We had core loan fundings of $2.45 billion during the year ended December 31, 2005 and $1.69 billion during the year ended December 31, 2004, which comprised 95.7% and 91.3%, respectively of total loan fundings. We define core loan fundings to exclude those loans funded through our strategic alliances with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing, or DUS lender, and our other broker and conduit channels. We define total loan fundings to include loans that are originated or purchased. Core real estate loan fundings for the year ended December 31, 2005 included the purchase of $110.3 million of multi-family residential loans, $94.7 million of commercial real estate loans and $30.0 million of construction and land loans or participations. For the year ended December 31, 2004, core real estate loan fundings included the purchase of one commercial real estate loan totaling $9.5 million. There were no purchased loans or participations included in core real estate loan fundings for the year ended December 31, 2003.

For the year ended December 31, 2005, 97% of our total core loan fundings were adjustable rate loans, with 77% of those loans tied to a monthly adjustable index. Of our fourth quarter core loan fundings, 95% were adjustable rate loans, with 84% of those loans tied to a monthly adjustable index.

The following table sets forth our total loan fundings for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Loans funded:
Single family residential:
Number of loans	391	312	1
Volume of loans	$447,736	$296,868	$474
Average loan size	1,145	952	474
Multi-family residential:
Number of loans	649	655	551
Volume of loans	$1,290,685	$1,143,669	$884,885
Average loan size	1,989	1,746	1,606
Commercial real estate:
Number of loans	127	50	43
Volume of loans	$313,463	$119,696	$62,823
Average loan size	2,468	2,394	1,461
Construction and land:
Number of loans	89	57	—
Volume of loans	$375,176	$119,990	$—
Average loan size	4,215	2,105	—
Total core real estate loan fundings(1)	$2,427,060	$1,680,223	$948,182
Business and consumer loans	22,224	9,479	11,000
Total core loan fundings	$2,449,284	$1,689,702	$959,182
Broker/Conduit originations	109,188	160,327	150,320
Total loan fundings(2)	$2,558,472	$1,850,029	$1,109,502

(1)          Excludes loans funded through our strategic alliances with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing, or DUS lender, and our other broker and conduit channels.

(2)          Includes loans purchased or originated during the period.

We concentrate our lending activities on the funding of adjustable rate multi-family residential loans, which are secured by rental apartment buildings located primarily in California. We emphasize the origination of multi-family residential loans in the $500,000 to $5.0 million range, typically focusing on buildings with 16 to 100 units. Beginning in 2005, we also began originating multi-family residential loans for sale through Fannie Mae’s MFlex program. For the year ended December 31, 2005, the average loan size of multi-family residential loans funded was $2.0 million. We originated $1.29 billion in multi-family residential loans during the year ended December 31, 2005, which amounted to 53.2% of total core real estate loan fundings during such year, compared to $1.14 billion in multi-family residential loans during the year ended December 31, 2004, which amounted to 68.1% of total core real estate fundings during such year. The decline in the percentage of multi-family loan fundings was due to increased focus on commercial real estate and construction and land loan fundings in 2005.

We fund multi-family residential loans for terms of up to 30 years, which are generally fully amortizing, and commercial real estate loans for terms of up to 10 years based upon a 25 to 30-year loan amortization schedule. Such loans are primarily adjustable rate loans with an interest rate which adjusts primarily based upon a variety of constant maturity treasury, or CMT, or London InterBank Offer Rate, or LIBOR-based indices, the most predominately used index being the 12 month moving average of the one year CMT, or 12MAT. However, we also offer loans that have fixed interest rates for an initial period of up to three, five, seven or ten years and adjust thereafter based on a spread determined at origination over the applicable index for the remaining loan term. Our multi-family residential and commercial real estate loans generally have interest rate floors, payment caps and limited prepayment protection. As part of the criteria for underwriting such loans, we generally establish a maximum loan-to-value ratio of 75% for both multi-family and commercial real estate loans and require a minimum debt coverage ratio of 1.15 to 1 or greater for multi-family loans and 1.25 to 1 or greater for commercial real estate loans.

We also fund commercial real estate loans, which are generally secured by mixed-use, shopping/retail centers, office buildings and multi-tenant industrial properties located primarily in California. We emphasize the funding of commercial real estate loans in the $500,000 to $5.0 million range. For the year ended December 31, 2005, the average loan size of commercial real estate loan fundings was $2.5 million. We funded $313.5 million in commercial real estate loans during the year ended December 31, 2005, which amounted to 12.9% of total core real estate fundings during such year, compared to $119.7 million in commercial real estate loans during the year ended December 31, 2004, which amounted to 7.1% of total core real estate fundings during such year. The growth in our commercial real estate originations is the result of our focus on funding higher yielding assets for retention in our loans held-for-investment portfolio.

For the year ended December 31, 2005, 98% of our multi-family residential core loan fundings were adjustable rate loans, with 69% of those loans indexed to the 12MAT, while our commercial real estate core loan fundings included 91% adjustable rate loans, with 36% of those loans indexed to the 12MAT. For the year ended December 31, 2005, multi-family residential core loan originations had an average loan-to-value ratio of 65.88% and an average debt coverage ratio of 1.22 to 1, while the commercial real estate core loan originations for such period had an average loan-to-value ratio of 61.53% and an average debt coverage ratio of 1.47 to 1.

Our construction lending platform, which was acquired in the Hawthorne acquisition in 2004, concentrates on the origination of attached and detached housing projects located in established areas, small-to medium-sized multi-family projects, owner occupied custom homes and, to a lesser extent, commercial-industrial construction projects. Additionally, we provide short-term land loans on properties scheduled to begin construction within a twelve-month period. Loan rates are typically indexed to the Wall Street Journal prime rate plus a margin of 1.0% to 1.5%. Construction and land loans funded are generally associated with projects and properties located in California. As part of the criteria for underwriting such loans, we generally establish a maximum loan-to-value ratio of 75% and a maximum loan to cost ratio of 85%. In addition, we will evaluate many other factors affecting the level of credit risk associated with this type of lending, which may include the borrower’s cash investment in the transaction in relation to the total project cost, the level of borrower development experience and financial capacity, the overall quality and marketability of the project, and current and future economic conditions. For the year ended December 31, 2005, our construction and land loan fundings comprised 15.5% of total core real estate loan originations and had an average loan-to-value ratio of 67.01% as compared to 7.1% of core real estate loan originations and an average loan-to-value ratio of 61.88% for the year ended December 31, 2004.

The table below provides additional comparative statistical information for our core loan originations for our primary loan segments:

	Year Ended December 31,
	2005	2004	2003
Core loans originated:
Multi-family:
Average LTV(1)	65.88%	68.00%	67.58%
Average DCR(2)	1.2195	1.2680	1.2930
Ratio of ARMs(3)	97.78%	99.07%	98.93%
Ratio of refinancings(4)	45.83	51.71	66.38
Commercial real estate:
Average LTV(1)	61.53%	64.57%	62.94%
Average DCR(2)	1.4711	1.4488	1.4061
Ratio of ARMs(3)	91.29%	98.87%	96.98%
Ratio of refinancings(4)	69.08	62.96	54.77
Construction and land
Average LTV(1)	67.01%	61.88%	—
Average DCR(2)	N/A	N/A	—
Ratio of ARMs(3)	96.11%	97.72%	—
Ratio of refinancings(4)	N/A	N/A	—

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

(3)          Calculated as a percentage of the total dollar volume of loans originated and purchased.

(4)          Calculated as a percentage of the total dollar volume of loans originated.

Our single family residential lending area is organized into estate lending, single family residential loans over $500,000, home equity lines of credit, or HELOCs, and loans originated for sale in the secondary market and to government sponsored entities, such as Freddie Mac and Fannie Mae, and affordable housing lending groups. Prior to the Hawthorne acquisition in 2004, we only originated single family residential loans on a case-by-case basis as an accommodation to our banking clients. Beginning in 2004, our single family loan fundings were first trust deed loans predominately secured by properties located in the coastal communities of Southern California. We originate single family residential loans primarily through independent mortgage brokers and pay these brokers a fee generally ranging from 0.5% to 1.0% of the loan amount in connection with the loan funding. We offer primarily adjustable rate mortgage loan products, with interest rates that adjust monthly or semi-annually, after an initial introductory period. Introductory periods could range from one month to seven years and interest rates are based primarily upon a variety of CMT or LIBOR-based indices, the most predominately used index being the 12MAT. These adjustable rate products generally provide for floors and overall caps on the increase or decrease in interest rates at an adjustment date and over the term of the loan. As part of the criteria for underwriting single family residential loans, we generally establish a maximum loan-to-value ratio of 65% to 80%. Our predominant single family residential loan program is a straight monthly adjustable product based on 12MAT with an initial teaser rate and payment adjustment provisions that allow for negative amortization. Our loan program limits the negative amortization to 110% of the original principal balance. HELOCs are secured by owner occupied single family residential properties. Our

HELOC product is adjustable and indexed to the Wall Street Journal prime rate. The loan term includes a draw period of 10 years and repayment period of 20 years. For the years ended December 31, 2005 and 2004, our single family residential loan originations comprised 18.5% and 17.7%, respectively, of total core real estate loan fundings and had an average loan-to-value ratio of 66.23% and 64.36%, respectively.

We also offer, through our relationship with Greystone Servicing Corporation and other conduit programs, multi-family residential and commercial real estate loans to borrowers who desire longer term, fixed rate financing. This consists of a fixed rate loan that is eventually securitized through a major commercial mortgage-backed securities issuer. We are not obligated to provide a specific amount of loans to our conduit partners. We also offer, through our brokered program, multi-family residential and commercial real estate loans which, because of size or other factors, are not consistent with our loan program. Conduit loans and brokered loans are not funded in our name and are not reflected on our balance sheet, but rather are funded in the originator’s name pursuant to the originator’s loan documentation. We do not aggregate the product for securitizations. We are paid a fee by the relevant originator for those transactions. We originated $109.2 million in conduit and brokered loans during the year ended December 31, 2005, which amounted to 4.3% of total loan fundings during such period, compared to $160.3 million and $150.3 million in conduit and brokered loans during the years ended December 31, 2004 and 2003, respectively, which amounted to 8.7% and 13.5% of total loan fundings during such years, respectively. During the years ended December 31, 2005, 2004 and 2003, we received $416,000, $566,000 and $740,000 of net fees, respectively, with respect to conduit and brokered loans.

At December 31, 2005, our loan origination activities were primarily conducted out of 10 offices in California. However, in 2005 we expanded our lending activity into several other states, including Washington, Oregon, Nevada and Arizona, primarily through bulk loan purchases made throughout the year. Loan applications are attributable to direct marketing efforts by our loan originators, mortgage brokers, referrals from real estate brokers and developers, existing clients, walk-in clients and, to a lesser extent, advertising. At December 31, 2005, we employed 20 loan originators who are compensated strictly on a commission basis and 8 loan originators who receive an annual salary plus bonus. This compared to 17 and 10 loan originators, respectively, at December 31, 2004.

Loan Origination Procedures and Underwriting Criteria.   Our lending activities are subject to specified non-discriminatory underwriting standards and loan origination and purchase procedures approved by the Bank’s Board of Directors. The Bank’s loan officers perform full due diligence and underwrite all loan applications received by the Bank. No single officer has loan approval authority and thus all loan applications must be approved by the president/chief operating officer or executive vice president/chief lending officer. During 2005, any loan or combination of loans to one borrower in excess of $10 million must be approved by the Bank’s Directors’ Loan Committee. However, in 2006, the Directors’ Loan Committee approval authority for a combination of loans to one borrower was increased from $10 million to $30 million. The Directors’ Loan Committee consists of at least three outside directors and the president. The Directors’ Loan Committee has approval authority up to the Bank’s lending limit for either individual loans or total loan relationships.

Our loan processing guidelines for income property loans require that the preparation of all letters of interest, completion and processing of loan applications, underwriting and preparation of the necessary loan documentation be performed directly by us. While we accept application packages for income property loans from loan brokers for processing income property loans, we rely solely on our own underwriting and loan origination process. Loan applications are examined for compliance with our underwriting and processing criteria and, if all requirements are met, we issue a commitment letter to the prospective borrower. For single family residential lending, our loan processing guidelines do allow for the receipt of broker packages. We maintain an approved broker listing and review loan documents provided by approved brokers to ensure compliance with standard documentation requirements.

All loan originations must be underwritten in accordance with our underwriting criteria, which are prepared based on the relevant guidelines set forth by applicable regulatory authorities. Our underwriting personnel make their underwriting decisions independent of the loan origination personnel. For income property loans, our primary underwriting criteria includes the property’s loan-to-value ratio and debt coverage ratio. In originating loans, we base our underwriting decisions on qualitative and quantitative evaluations of both the borrower and the property. Emphasis is placed on the cash flow generated by the property as the primary source of repayment. The property’s underwriting criteria are adjusted based upon the type of transaction, for example, whether the loan is for a purchase or a refinancing, as well as the overall quality of the property. For single family loans, our underwriting criteria emphasizes evaluating the creditworthiness of the borrower. Borrower qualifications include minimum liquidity requirements, the borrower’s recurring cash flow and debt ratios, credit history (including Fair, Isaac and Co., or FICO, credit scores) and may include background searches such as public record checks. Additionally, for income property and construction lending, we consider the borrower’s experience in owning or managing similar properties and our lending experience with the borrower. We also rely on qualitative factors such as the stability of the property and its sub-market, the quality of the property’s physical improvements, the property’s functional utility, the stability of rents and vacancies, and overall operations of the property and market. Other underwriting requirements include obtaining the necessary title and hazard insurance and property appraisals. For income property and construction/land loans, an environmental review is also performed as part of the underwriting process.

We maintain an appraisal department, which is responsible for managing the appraisal process for all real property secured as collateral. We contract directly with external independent appraisers included on our approved appraiser list. The list of approved appraisers is evaluated annually and approved by our Board of Directors. All appraisers are required to submit a qualification statement, references, copies of recent appraisal reports and licensing information. All appraisal reports completed and submitted by approved appraisers are reviewed in-house or by an independent review appraiser retained by the Appraisal Department, for review to ensure the appraisal reports are adequate and conform to Bank and other regulatory requirements.

Loan Sales and Loans Held-for-Sale.   Loans are sold by the Bank in the secondary market on an individual basis, through bulk sales or through securitization. Individual loan sales are transacted with non-agency investors in the secondary market and agency investors, including the FHLB of San Francisco, Freddie Mac or Fannie Mae. Loans sold are typically designated “held-for-sale” at origination. Loans are sold pursuant to the terms of a mortgage loan purchase agreement or through master agreements with certain agency and non-agency investors. The master agreements are typically best efforts contracts and do not meet the definition of a derivative instrument. The price at which we sell our loans is determined based upon market factors. Gain or loss is recognized to the extent that the selling prices differ from the carrying value of the loans sold based on the estimated relative fair values of the assets sold and any retained interests, less any liabilities incurred. The mortgage loan purchase agreements or master agreements may include certain recourse obligations related to early payment defaults, premium recapture or credit losses. The Bank generally retains servicing on all loans sold individually to agency related investors and may retain servicing obligations on bulk sales to non-agency investors or in securitizations. The allocated fair value of mortgage servicing rights, or MSRs and the fair value of recourse obligations retained are recorded as a component of gain on sale. The Bank typically sells single family residential loans, but may designate as held-for-sale and sell multi-family residential loans to comply with loans-to-one-borrower limitations. Additionally in 2005, we announced the Bank entered into an agreement with Fannie Mae to sell newly originated multi-family residential loans under Fannie Mae’s MFlex Product Line.

In 2005, we implemented a strategy to remix the composition of the Bank’s loan portfolio in an effort to transition away from the lower yielding, overly competitive and commoditized single family business model that was acquired in the Hawthorne acquisition. In March 2005, we initially designated $611.6 million of single family residential loans as held-for-sale. Throughout 2005, we continued to designate as held-for-sale and sold for cash gains those super jumbo, adjustable rate single family residential loans that did not meet our internal profitability criteria. For the entire year, we sold $728.3 million of single family residential loans to non-agency investors. With the remix of our loan portfolio complete, we transferred $168.7 million of single family residential loans back to our loans held-for-investment portfolio, as we no longer intend to sell these loans. Of the total loans transferred to the loans held-for-investment portfolio during 2005, $113.6 million were transferred during the last quarter of the year ended December 31, 2005. The single family residential loan sales to non-agency investors in 2005 included the sale of $54.0 million of loans acquired in the TIMCOR acquisition. In addition, we sold $13.2 million of multi-family residential loans to non-agency investors during the year ended December 31, 2005 due to our loans-to-one-borrower limitations.

Loan sale activity for the year ended December 31, 2004 included the sale of $178.1 million in single family residential loans and no multi-family residential loans were sold. The Bank’s single family residential loan sales to non-agency investors during 2004 facilitated a remix of the Bank’s loan portfolio subsequent to the acquisition of Hawthorne in 2004 and included the sale of $59.0 million of single family residential loans to TIMCOR prior to acquisition by the Company. In addition, the Bank securitized $27.0 million of single family residential loans acquired from Hawthorne and transferred the mortgage backed security into the Bank’s securities portfolio, available-for-sale.

The Bank’s loan sales to agency investors are typically governed by master agreements that indicate maximum capacity and are considered “best efforts” agreements. Loans sold to the FHLB of San Francisco are pursuant to the Bank’s participation in the FHLB’s Mortgage Partnership Finance, or MPF program, a program entered into by Hawthorne prior to the acquisition by the Company. Under the MPF program, the Bank had committed to sell, on a best efforts basis, $7.0 million in qualifying single family residential loans over the period April 2003 to December 2005. Loans are sold servicing retained and the Bank must record a recourse obligation as a portion of the credit risk associated with the loans sold. As of December 31, 2005, the Bank’s commitments under this program had expired, as the best efforts contract was not renewed. At December 31, 2005, the Bank had remaining recourse obligations of $36,000 which were recorded as a component of “Other Liabilities” in our Consolidated Statement of Financial Condition.

The Bank also maintains a master agreement with Freddie Mac under which we have committed to use our best efforts to sell up to $5 million in qualifying single family residential loans during the period August 1, 2005 through July 31, 2006. Under this program, the Bank primarily sells loans originated under its community lending program which is designed to provide funding in low to moderate income areas of Southern California. Loans are typically sold servicing retained with no recourse obligations. As of December 31, 2005, the Bank’s remaining capacity under this program to sell to Freddie Mac was $4.1 million. The Bank is also an approved Fannie Mae seller/servicer and, though a master agreement is not in place, sells single family residential loans to Fannie Mae on a periodic basis. The Bank also sells loans under Fannie Mae’s MFlex Product Line and entered into a master agreement to sell to Fannie Mae on a flow basis up to $200 million of qualified multi-family loans. Servicing is retained by the Bank as well as certain recourse obligations associated with credit risk and early payment defaults on loans sold. For the year ended December 31, 2005, the Bank sold $4.0 million of loans under the MFlex program and no recourse obligations were recorded.

For the year ended December 31, 2005, our total loans sold to agency and non-agency investors included $731.1 million of single family residential loans and $17.2 million of multi-family residential loans for a gain of $5.4 million, on which we recorded MSRs with an initial value of $84,000 as of December 31, 2005. This compares to $182.1 million and $153.7 million of total loans sold during the years ended December 31, 2004 and 2003 for gains of $4.0 million and $2.2 million, respectively. MSRs recorded for the years ended December 31, 2004 and 2003 totaled $436,000 and zero, respectively. In 2004, we also recorded MSRs with an initial value of $149,000 related to loans securitized in June 2004 related to the Hawthorne acquisition.

Loans held-for-sale at December 31, 2005 included 11 multi-family residential loans totaling $23.2 million held by the Bank and one multi-family residential loan totaling $963,000 held by CCM. The multi-family residential loans held-for-sale by the Bank includes loans we intend to sell under Fannie Mae’s MFlex Product Line or as a result of loans-to-one-borrower limitations. Loans held-for-sale at December 31, 2004 included one multi-family loan totaling $976,000 held by CCM.

Loans Held-for-Investment

General.   At December 31, 2005, net loans held-for-investment amounted to $4.31 billion, which represented 79.1% of our $5.45 billion of total assets. Approximately 84.2% of loans held-for-investment at December 31, 2005 are multi-family residential or commercial real estate loans, as compared to 71.2% at December 31, 2004. Further, approximately 98.9% of loans are either secured by properties located in California or made to clients residing in California at December 31, 2005 as compared to 99.3% of loans at December 31, 2004. The reduction in geographic concentration in California in 2005 is due to our loan purchases during the year as a portion of those loans are secured by properties located outside of California. As of the Hawthorne acquisition date, we acquired approximately $2.26 billion in net loans held-for-investment, before purchase accounting adjustments. The addition of the Hawthorne loan portfolio in 2004 enhanced our current income property loan portfolio as well as added single family residential, construction and land loans to our portfolio.

The following table sets forth the composition of our loans held-for-investment by type of loan at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Residential real estate loans:
Single family	$394,678	$841,818	$3,193	$4,134	$7,802
Multi-family	3,050,931	2,396,788	935,063	399,928	150,338
Commercial real estate	601,665	420,015	108,560	57,858	23,674
Construction:
Single family	93,591	112,248	—	—	—
Multi-family	95,755	110,729	—	—	—
Commercial	12,891	2,081	—	—	—
Land	74,948	56,308	—	—	—
Commercial business loans(1)	10,327	14,953	5,670	9,917	7,822
Consumer loans(2)	2,069	1,407	41	129	77
Total loans held for investment(3)	4,336,855	3,956,347	1,052,527	471,966	189,713
Allowance for loan losses	(28,705)	(36,835)	(3,942)	(2,716)	(1,107)
Unearned net loan fees and discounts and premiums on loans purchased	3,427	(5,708)	(953)	(64)	191
Net loans held-for-investment(4)	$4,311,577	$3,913,804	$1,047,632	$469,186	$188,797

	Percent	Percent	Percent	Percent	Percent
Residential real estate loans:
Single family	9.1%	21.3%	0.3%	0.9%	4.1%
Multi-family	70.3	60.6	88.9	84.7	79.3
Commercial real estate	13.9	10.6	10.3	12.3	12.5
Construction	4.7	5.7	—	—	—
Land	1.7	1.4	—	—	—
Commercial business loans(1)	0.2	0.4	0.5	2.1	4.1
Consumer loans(2)	0.1	—	—	—	—
Total loans held-for-investment(4)	100.0%	100.0%	100.0%	100.0%	100.0%

(1)          Includes commercial business lines of credit.

(2)          Includes consumer lines of credit.

(3)          Amounts are net of loans-in-process balances of $260.2 million, $150.9 million, $14.6 million, $5.6 million, and $5.1 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

(4)          Does not include loans held-for-sale.

The following table sets forth information at December 31, 2005 regarding the dollar amount of loans maturing in our loans held-for-investment portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans with no stated schedule of repayments or maturity are reported as due in one year or less.

	Due 1 year or less	Due 1-5 years after December 31, 2005	Due 5 or more years after December 31, 2005	Total
	(Dollars in thousands)
Single family residential loans	$7,445	$5,263	$381,970	$394,678
Multi-family residential loans	20,780	154,218	2,875,933	3,050,931
Commercial real estate loans	15,600	70,151	515,914	601,665
Construction	120,006	65,875	16,356	202,237
Land	31,603	43,345	—	74,948
Commercial business loans	8,823	1,504	—	10,327
Consumer loans	1,933	116	20	2,069
Total loans held-for-investment (1)	$206,190	$340,472	$3,790,193	$4,336,855

(1)          Does not include loans held-for-sale.

Scheduled contractual amortization of loans does not reflect the expected life of our loans held-for-investment. The average expected life of our loans is typically substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give us, as the lender, the right to declare such loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and any portion of the loan is still outstanding. The average life of mortgage loans tends to increase when mortgage loan rates available in the market are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than mortgage loan rates available in the market due to the opportunity to refinance such loans at available lower market rates. During periods of decreasing mortgage rates, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table sets forth the dollar amount of total loans held-for-investment due more than one year from December 31, 2005, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.

	Fixed rate	Floating or adjustable rate	Total
	(Dollars in thousands)
Single family residential loans	$2,293	$384,940	$387,233
Multi-family residential loans	42,552	2,987,599	3,030,151
Commercial real estate loans	87,839	498,226	586,065
Construction	18,454	63,777	82,231
Land	—	43,345	43,345
Commercial business loans	—	1,504	1,504
Consumer loans	136	—	136
Total loans held-for-investment (1)	$151,274	$3,979,391	$4,130,665

(1)          Does not include loans held-for-sale.

Multi-Family Residential and Commercial Real Estate Loans.   The Bank has focused its lending activities on real estate loans secured by multi-family and commercial properties. The Bank has generally targeted funding higher quality, smaller multi-family residential and commercial real estate loans with principal balances ranging between $500,000 and $5.0 million, with an average balance of $1.3 million for multi-family residential loans and $1.5 million for commercial real estate loans, at December 31, 2005. At December 31, 2005, the Bank had an aggregate of $3.05 billion in multi-family residential loans, comprising 70.3% of total loans held-for-investment, and $601.7 million in commercial real estate loans, comprising 13.9% of total loans held-for-investment. Total undisbursed commitments amounted to $4.9 million and $1.4 million for multi-family and commercial real estate loans, respectively, at December 31, 2005.

Construction and Land Loans.   Since the Hawthorne acquisition in 2004, we have focused our lending activities in this loan segment on the origination of attached and detached housing projects located in established areas, small-to medium-sized multi-family projects, owner occupied custom homes and to a lesser extent commercial-industrial construction projects, primarily located in California. Additionally, we provide short-term land loans on properties in California scheduled to begin construction within a twelve-month period. At December 31, 2005, we held $202.2 million of construction loans, comprising 4.7% of total loans held-for-investment and $74.9 million of land loans, comprising 1.7% of total loans held-for-investment. The average outstanding balance of construction and land loans was $1.8 million and total undisbursed commitments amounted to $228.8 million at December 31, 2005. Because a significant amount of the construction and land loans were funded in the latter part of 2005, the net growth in this loan segment was not reflective of the significant increase in fundings, as loan proceeds had yet to be disbursed to the borrowers as of December 31, 2005.

Single Family Residential Loans.   The single family residential loan portfolio increased significantly after the acquisition of Hawthorne in 2004. However, in 2005, we implemented a strategy to remix the composition of the loan portfolio in an effort to transition away from the lower yielding, overly competitive and commoditized single family business model that was acquired with the Hawthorne acquisition. Our single family residential lending area is organized into estate lending, or single family residential loans over $500,000, and loans originated for sale in the secondary market and to agency investors, including the FHLB of San Francisco, Freddie Mac and Fannie Mae. In addition, we offer HELOCs secured by owner occupied single family residential properties. Our HELOC product is adjustable and indexed to the Wall Street Journal prime rate. The loan term includes a draw period of 10 years and repayment period of 20 years. Prior to the Hawthorne acquisition in 2004, we only originated single family residential loans on a case-by-case basis as an accommodation to our banking clients. In 2005, all single family loan originations were first trust deed loans predominately secured by properties located in the coastal counties of Southern California. At December 31, 2005 we held $394.7 million of single family residential loans, comprising 9.1% of total loans held-for-investment. Total undisbursed commitments on HELOCs were $3.6 million at December 31, 2005.

Commercial Business Loans.   The Bank also originates a limited amount of commercial business loans including acquisition lines, working capital lines of credit, inventory and accounts receivable loans, and equipment financing and term loans. Loan terms may vary from one to five years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal prime rate, plus a margin. At December 31, 2005, the Bank had an aggregate of $10.3 million of commercial business loans outstanding, or less than one percent of total loans held-for-investment. Total undisbursed commitments amounted to $18.9 million at December 31, 2005.

Consumer Loans.   At December 31, 2005, the Bank had an aggregate of $2.1 million of consumer loans, which accounts for less than one percent of our total loans held-for-investment. Total undisbursed commitments amounted to $2.5 million as of December 31, 2005. Although the Bank is authorized to make loans for a wide variety of personal or consumer purposes, consumer loan originations were solely done on a case-by-case basis as an accommodation to our clients.

Loans-to-One Borrower Limitations.   A savings institution generally may not make loans to any one borrower or related entities if such loans would exceed 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2005, the Bank’s regulatory limit on loans-to-one borrower was $70.6 million and its five largest loans or groups of loans to one borrower, including related entities, were $56.4 million, $56.0 million, $49.9 million, $42.2 million and $34.1 million. All of these five largest loans or loan concentrations were secured by multi-family residential properties located in California, except for one relationship which also had a commercial real estate loan located in California and one relationship with a business line of credit. All loans associated with these loan concentrations were originated during the last six years and were performing in accordance with their terms at December 31, 2005. See “Regulation—Regulation of Commercial Capital Bank—Loans-to-One Borrower Limitations.”

Asset Quality

General.   The Bank’s Internal Asset Review Committee, consisting of the Bank’s president and chief operating officer, chief financial officer, chief administrative officer, director of internal asset review and treasurer, monitors the credit quality of the Bank’s assets, reviews classified and other identified loans and determines the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s Board of Directors.

Loan Delinquencies.   When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2005, loans with one or more payments past due totaled $3.6 million and were comprised primarily by one loan relationship with a land loan totaling $1.5 million and a single family residential construction loan totaling $1.1 million. Delinquent loans at December 31, 2005 also included several consumer loans and commercial business lines of credit with a net principal balance of $1.0 million. As of December 31, 2004, loans with one or more payments past due totaled $3.1 million and were comprised of one land loan with a net principal balance of $2.6 million and several single family residential and consumer loans with a net principal balance of $496,000.

Non-Performing Assets.   Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is considered to be impaired if management determines the recovery of the Bank’s gross investment in the loan, including accrued interest, is not probable. Troubled debt restructurings, or TDRs, are defined as loans which the Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. We place loans on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, we will not accrue interest on loans past due 90 days or more.

	At December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonperforming loans:
Single family residential	$4,405	$3,809	—	—	—
Multi-family residential	792	—	—	—	—
Commercial real estate	409	—	—	—	—
Construction/Land	2,579	2,576	—	—	—
Other	396	216	129	—	—
Total nonperforming loans	$8,581	$6,601	$129	—	—
Other real estate owned, net	—	—	—	—	—
Total nonperforming assets	$8,581	$6,601	$129	—	—
Total nonperforming assets to total assets	0.16%	0.13%	—	—	—
Trouble debt restructures	$388	$451	$129	$—	$—
Impaired loans	$8,968	$7,013	$129	$—	$—

At December 31, 2005, multi-family residential nonperforming loans were comprised of loans acquired in the TIMCOR acquisition. The increase in nonperforming assets and impaired loans at December 31, 2004 as compared to December 31, 2003 is due to the Hawthorne acquisition. We did not have any nonperforming assets or TDRs at December 31, 2002 or 2001.

If non-accrual loans were current during the years ended December 31, 2005, 2004 and 2003, we would have recognized additional interest income of $581,000, $241,000 and $21,000. We recognized no interest income for the years ended December 31, 2005, 2004 and 2003 related to loans on non-accrual status as of the end of the year.

Classified Assets.   Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Bank designates as “special mention” those assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Additionally, we have a loan grading process which designates loans into four “Pass” grade levels. Assets designated as special mention or classified as substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. At December 31, 2005, the Bank had $7.5 million in loans classified special mention and $22.4 million classified as substandard. At December 31, 2004 the Bank had $27.7 million in loans classified special mention and $19.6 million classified as substandard. At December 31, 2003, the Bank had one loan classified as substandard with a total outstanding principal balance of $129,000 and one loan designated as special mention with a total outstanding principal balance of $1.2 million. The increase from 2003 to 2004 was primarily the result of the loan portfolio acquired from Hawthorne. None of the classified loans have specific valuation allowances.

Allowance for Loan Losses.   Like all financial institutions, we maintain an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management’s judgment and experience. Allowances for loan losses are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries, and recaptures of allowance for loan losses recognized in the Consolidated Statements of Income. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula, which incorporates the factors discussed above, and is consistently applied on a quarterly basis. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

The following table sets forth the activity in our allowance for loan losses for the years indicated.

	At and For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$36,835	$3,942	$2,716	$1,107	$420
(Recapture of) provision for allowance for loan losses	(8,109)	—	1,286	1,609	686
Allowance acquired through business combination (1)	—	32,885	—	—	—
Amounts charge-offs	(68)	(43)	(64)	—	—
Recoveries on loans previously charged off	47	51	4	—	1
Balance at end of year	$28,705	$36,835	$3,942	$2,716	$1,107
Allowance for loan losses as a percent of loans held for investment	0.66%	0.93%	0.37%	0.58%	0.58%
Ratio of net charge-offs to average loans held for investment	0.00%	0.00%	0.01%	N/A	N/A

(1)          Reflects the acquisition of Hawthorne in June 2004.

The decrease in the allowance for loan losses as a percent of total loans held for investment in 2005 is primarily due to the $8.1 million recapture of allowance that was recorded in 2005. The Bank recorded a recapture as the result of: identifying and transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005; selling $101.1 million of the Bank’s 12MAT monthly adjustable, single family residential loans in the first quarter of 2005; and the reduction of the overall loss factor for single family residential loans. The classification of loans as held-for-sale accounted for $6.5 million of the total recapture of allowance for loan losses while the first quarter single family residential loan sales accounted for $1.0 million. The adjustment in the single family residential loss factor accounted for approximately $600,000 of the total recapture of the allowance for loan losses and was based on the assessment of the overall credit quality of the remaining single family residential loan portfolio held-for-investment. The assessment considered the following qualitative factors: the decline in the credit concentration level of the single family loan portfolio from 21% at December 31, 2004 to 6% at March 31, 2005; an increase in the weighted average seasoning of the remaining single family loans held for investment; a decrease in the average loan size of the remaining single family loans held-for-investment and a significant decline in the volume of new single family loan originations classified as held-for-investment due to the implementation of our portfolio remix strategy providing for the sale of the majority of new single family residential loan originations into the secondary market. The increased multi-family concentration levels during the remaining nine months of 2005 were offset by improvements in the overall credit risk profile of the single family portfolio that remained at year end. In addition, construction and land loan loss factors declined as a result of an improved construction loan administration process coupled with a greater depth of experience in administering these types of loans. These offsetting factors that occurred during the remaining nine months of the year eliminated the need for further adjustments to the allowance for loan losses as of December 31, 2005.

The following table sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the loans held for investment portfolio, by loan category at the dates indicated.

At December 31,
2005		2004		2003		2002		2001
Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(Dollars in thousands)

Single family residential loans	$3,225	9.1%	$9,509	21.3%	$8	0.3%	$8	0.9%	$14	4.1%
Multi-family residential loans	16,309	70.3	15,502	60.6	2,998	88.9	2,000	84.7	752	79.3
Commercial real estate loans	5,822	13.9	4,974	10.6	783	10.3	579	12.3	237	12.5
Construction loans	2,231	4.7	5,134	5.7	—	—	—	—	—	—
Land loans	844	1.7	1,450	1.4	—	—	—	—	—	—
Commercial business loans	174	0.1	200	0.4	153	0.5	129	2.1	104	4.1
Consumer loans	100	0.2	66	—	—	—	—	—	—	—
Total	$28,705	100.0%	$36,835	100.0%	$3,942	100.0%	$2,716	100.0%	$1,107	100.0%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the loans held for investment portfolio. The Board of Directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy require: (1) a quarterly analysis of allowance amounts performed by management; (2) approval by the Bank’s Board of Directors of the quarterly analysis; and (3) allocation of the allowance into general and specific valuation allowance categories.

Our internal asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the Bank’s Internal Asset Review Committee on a quarterly basis and submitted to the Board of Directors for approval. The Internal Asset Review Committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. Our current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into the following pools of loans: (1) single family residential loans; (2) consumer loans; (3) multi-family loans with a principal balance less than $1 million; and (4) commercial and industrial real estate loans with a principal balance less than $750,000. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards , or SFAS No. 5. In addition, certain loans are identified for review on an individual basis for determination of impairment and calculation of specific valuation allowances in accordance with SFAS No. 114. Unique loan categories or loan types that are initially excluded from the homogenous loan pools and reviewed individually for impairment include: (1) multi-family loans with a principal balance greater than $1 million; (2) commercial and industrial real estate loans with a principal balance greater than $750,000; (3) construction income property loans; (4) construction single family residential loans; (5) land loans; and (6) commercial business loans and lines of credit. If management determines impairment, as defined by SFAS No. 114, does not exist then the loans reviewed individually are included in the loan pools used to calculate the general valuation allowance. However, if a loan is determined to be impaired under SFAS No. 114 then the loan is excluded from the calculation of the general valuation allowance.

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

During 2005, our overall asset quality remained sound, as supported by our internal risk rating process. The multi-family and commercial real estate loan portfolios are more seasoned and are closely monitored by a comprehensive asset quality review and asset classification process. Since 2004 our loan portfolio has become more diversified as compared to prior years with the addition of the single family residential, construction and land loan segments. However, the most significant change in credit concentration during 2005 occurred in the single family residential portfolio. Single family residential loans only comprised 9.1% of the total loan portfolio as of December 31, 2005, down from 21.3% at December 31, 2004. The decline in the single family residential concentrations is due to the loan portfolio remix strategy implemented and completed during the year ended December 31, 2005. The remix strategy, which resulted in the sale of the majority of our single family residential loans, also resulted in improved credit risk characteristics for this loan segment as the remaining loans were more seasoned and had a lower average balance. As such, the allocation of allowance to single family residential loans decreased from 25.8% at December 31, 2004 to 11.2% at December 31, 2005. This decline in credit concentration was offset by increases in the allocation of allowance for the multi-family and commercial real estate loan segments. The allocation of allowance to the multi-family residential loan segment increased from 42.1% at December 31, 2004 to 56.8% at December 31, 2005 while the allowance allocated to commercial real estate loans increased from 13.5% to 20.3% over the same period. The increases in credit concentrations are consistent with the growth in the income property portfolios from December 31, 2004 to December 31, 2005.

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

Investment Activities

We hold securities at the Bank and Commercial Capital Bancorp. At December 31, 2005, our consolidated securities portfolio amounted to $384.1 million, $1.5 million of which was held at Commercial Capital Bancorp and $382.6 million of which was held at the Bank. At December 31, 2004, our consolidated securities portfolio amounted to $491.3 million, $1.9 million of which was held at Commercial Capital Bancorp and $489.4 million of which was held at the Bank. We acquire securities for liquidity purposes at Commercial Capital Bancorp and as an investment alternative to deploy excess equity at the Bank, thereby enhancing our return on equity. However, at the Bank during the year ended December 31, 2005, we shifted our investment focus from investment securities to higher yielding loan products, which resulted in a decline in our investment securities portfolio through principal repayments.

The Bank’s securities portfolio is managed in accordance with policies established by the Bank’s Asset/Liability Committee, or ALCO, and approved by the Board of Directors. Specific day-to-day transactions affecting the securities portfolio are managed in accordance with the Bank’s Investment Policy. The Bank’s ALCO periodically reviews the securities portfolio and related transactions. These securities activities are also reviewed quarterly or more often, as needed, by the Bank’s ALCO. The Bank’s securities position is reported to the Bank’s Board of Directors each month and a summary of the Bank’s ALCO meetings is reported to the Bank’s Board of Directors at least quarterly.

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

Although our policies permit us to invest in any investment grade securities, as of December 31, 2005 and 2004, all of our investments have consisted of AAA-rated mortgage-backed securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises. Mortgage-backed securities, which are known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single family or multi-family mortgages, which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors. U.S. government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, are primarily Freddie Mac, Fannie Mae and Ginnie Mae. Of our total consolidated investment in mortgage-backed securities at December 31, 2005, $214.8 million consisted of Fannie Mae pass-through certificates, $168.0 million consisted of Freddie Mac pass-through certificates and $1.3 million consisted of Ginnie Mae pass-through certificates. At December 31, 2005 and 2004, our entire consolidated securities portfolio was classified as available-for-sale.

The following table sets forth additional information regarding the duration of our mortgage-backed securities available-for-sale as of December 31, 2005:

Amount	Percent	Original Maturity in Years	Weighted Average Remaining Term to Maturity in Years	Duration in Years
(Dollars in thousands)
$204,938	53.3%	30	28.1	3.2
140,888	36.7	15	11.8	3.8
38,318	10.0	20	17.1	3.9
$384,144	100.0%

At December 31, 2005, all of our securities with original terms to maturity of 30 years are seasoned hybrid adjustable-rate securities with an original fixed rate of interest for a term of 5 or 7 years, adjusting to a current market rate index, either one-year CMT or one-year LIBOR, plus a margin thereafter. The rates on the seasoned 20-year and seasoned 15-year securities remain fixed to maturity.

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

The following table sets forth the activity in our consolidated securities portfolio for the years indicated.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Securities at beginning of year	$491,265	$560,729	$310,074
Acquisition of securities in connection with the acquisition of Hawthorne	—	331,135	—
Transfer from loans receivable	—	26,978	—
Purchases	—	183,690	737,426
Sales	—	(510,226)	(326,146)
Repayments and prepayments	(98,274)	(100,396)	(152,097)
Change in unrealized gain/loss on available-for-sale securities	(8,847)	(645)	(8,528)
Securities at end of year	$384,144	$491,265	$560,729

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

Sources of Funds

General.   The Bank’s primary sources of funds for use in its lending and investing activities consist of: deposits; advances from the FHLB of San Francisco; federal funds purchased and other short-term debt instruments; and sales of, maturities and principal and interest payments on loans and securities. During 2005, Commercial Capital Bancorp acquired TIMCOR and NAEC in February and May, respectively. TIMCOR and NAEC are “qualified intermediaries” that facilitate tax-deferred real estate exchanges pursuant to the Code. With the acquisitions of TIMCOR and NAEC, the cash associated with the exchange balances held by TIMCOR and NAEC on behalf of their exchange clients were put on deposit with the Bank. While we reflect exchange balances separately as borrowings on our Consolidated Statements of Financial Condition, these balances are reflected as transaction account deposits by the Bank and provide the Bank with a low-cost alternative funding source to other wholesale borrowings. As such, we view exchange balances as part of our deposit transaction accounts in managing our overall sources of funds. Commercial Capital Bancorp’s primary sources of funds for use in its investing activities consist of sales of, maturities and principal repayments on securities and dividends from the Bank. Additionally, proceeds raised from sales of common stock and the issuance of junior subordinated debentures to unconsolidated trust subsidiaries have been down-streamed primarily into the Bank or used by the Commercial Capital Bancorp for its stock buyback program. In 2005, Commercial Capital Bancorp also entered into a revolving line of credit with a correspondent bank, which provided an additional source of funds. We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective and consistent with our asset and liability management policies. CCM’s lending activities were dormant during the year ended December 31, 2005 and therefore CCM suspended the use of its primary source of funds, CCM’s warehouse line of credit.

Deposits.   The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising. The Bank also attracts deposit clients through its Commercial Banking Division. Further, with the acquisitions of TIMCOR and NAEC, the Bank holds on deposit the exchange balances maintained by our 1031 exchange accommodators. The Bank also utilizes the services of deposit brokers to attract certain jumbo certificates of deposit. However, with the acquisition Hawthorne’s retail branch network in 2004 along with the formation of the internal banking groups and the acquisitions of TIMCOR and NAEC in 2005, the Bank continues its focus towards growth in transaction accounts and building deposit relationships with clients the Bank conducts business with through its lending franchise.

In 2005, we continued to focus our deposit strategy on transaction accounts and the expansion of our traditional retail franchise through both acquisition and de novo branches. Our retail product set includes a wide array of business and consumer checking, savings and certificate of deposit products in addition to our money market products. Since December 31, 2001, the Bank has increased its emphasis on attracting retail deposits from both business and retail relationships located throughout Southern California. In 2004, the acquisition of Hawthorne contributed fifteen banking offices in addition to opening banking offices located in Malibu and Beverly Hills, California. As of December 31, 2005, the Bank operates 22 banking offices primarily in Southern California located in Ventura, Los Angeles, Orange, Riverside, and San Diego counties. In March 2005, we opened a banking office in San Mateo, California, which was our first in Northern California. In January 2006, we opened a banking office in Newport Coast, California and have announced plans to open two additional banking offices located in Pasadena and Valencia, California during 2006. In addition, the Calnet acquisition, which closed in March 2006, provided another retail branch location in Northern California, with deposits in excess of $200 million. The Bank will opportunistically consider further de novo branch expansion if and when management believes that such expansion will enhance our franchise, including in Northern California where the Bank has a lending presence.

The Bank attempts to price its deposit products in order to promote deposit growth and satisfy the Bank’s liquidity requirements and offers a variety of deposit products in order to satisfy its clients’ needs. The Bank’s current deposit products include consumer and business checking, savings, and money market deposit accounts; fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 30 days to five years; individual retirement accounts; and certificates of deposit consisting of jumbo (generally greater than or equal to $100,000) certificates, brokered certificates and public deposits. As of December 31, 2005, we had $1.2 billion of certificates of deposit, consisting of $625.0 million of jumbo certificates and $150.8 million of brokered certificates. At December 31, 2005, certificates of deposit also included three deposits from the State of California that amounted to $341.9 million in the aggregate, which totaled 15.1% of total deposits and are scheduled to mature and reset between January 2006 and March 2006. Deposits from the State of California that have matured have typically been renewed for similar terms.

Our focus during the last three years has been the growth in transaction deposit accounts through our existing retail branch network and through acquisition. Prior to the acquisition of Hawthorne, the Bank had successfully transitioned its deposit mix to approximately 65% of transaction accounts. Hawthorne, with a larger deposit base at the time of acquisition, had a smaller percentage of transaction accounts, causing the mix of transaction accounts to decline from December 31, 2003 to 2004. At December 31, 2005, our transaction accounts totaled $1.1 billion, or 48% of total deposits. Business deposits accounted for 33% of total transaction accounts at December 31, 2005. The decline in the balance and mix of transaction accounts from December 31, 2004 is primarily attributable to the acquisition of TIMCOR in February 2005, since balances previously classified as deposits were classified as borrowings subsequent to the TIMCOR acquisition date. TIMCOR had $151.6 million of deposits at the Bank at December 31, 2004. Since TIMCOR is now a wholly owned subsidiary of Commercial Capital Bancorp, TIMCOR’s deposit balances held at the Bank at December 31, 2005 are eliminated upon consolidation and reflected as a component of exchange balances, which is reported separately as borrowings in our Consolidated Statements of Financial Condition. Similarly, any deposits held at the Bank by NAEC are reflected separately as a component of borrowings in our Consolidated Statements of Financial Condition. At December 31, 2005, TIMCOR and NAEC had $623.3 million in exchange balances reflected separately as borrowings in our Consolidated Statements of Financial Condition.

We are also focused on gathering deposits from borrower client relationships developed through our multi-family and commercial lending activities. These businesses include title and escrow companies, insurance companies, Section 1031 exchange accommodators, property management companies, professional service providers, and the principals who own those businesses. The Bank’s Commercial Banking Division also provides business banking, treasury and cash management products and services the needs of commercial financial services and other fiduciary companies. As of December 31, 2005, the Commercial Banking Division had $223.2 million of deposits with a weighted average rate of 2.57%, which were predominantly transaction accounts.

The following table shows the distribution of and other information relating to our deposits by type as of the dates indicated.

	At December 31,
	2005		2004		2003
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposits—noninterest bearing	$141,597	6.3%	$97,931	4.3%	$12,125	1.9%
Demand deposits—interest bearing	71,386	3.2	78,003	3.5	942	0.1
Money market checking	348,137	15.4	473,344	21.0	372,273	57.7
Money market savings	372,230	16.5	245,306	10.9	—	—
Savings accounts	147,386	6.5	336,474	14.9	2,700	0.4
Total transaction accounts	$1,080,736	47.9	$1,231,058	54.6	$388,040	60.1
Certificates of deposit:
90-day	21,911	1.0	34,887	1.6	1,191	0.2
180-day	50,927	2.2	92,349	4.1	1,284	0.2
One-year	224,898	9.9	206,685	9.2	18,298	2.8
Over one-year	105,078	4.6	108,856	4.8	60,667	9.4
Jumbo certificates	624,983	27.7	487,865	21.6	108,126	16.8
Brokered certificates	150,800	6.7	93,161	4.1	67,990	10.5
Total certificate accounts	$1,178,597	52.1	$1,023,803	45.4	$257,556	39.9
Total deposits(1)	$2,259,333	100.0%	$2,254,861	100.0%	$645,596	100.0%

(1)          Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $749,000 and $1.9 million as of December 31, 2005 and 2004, respectively.

The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more at December 31, 2005.

Amount
(Dollars in thousands)
Certificates of deposit maturing:
Three months or less	$519,006
Over three through six months	138,087
Over six through twelve months	82,339
Over twelve months	36,351
Total(1)	$775,783

(1)          Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $749,000 as of December 31, 2005.

The following table sets forth, by various interest rate categories, our certificates of deposit at the dates indicated.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
0.00% to 2.99%	$210,029	$966,734	$252,415
3.00 to 3.99	652,814	16,835	4,666
4.00 to 4.99	314,274	36,400	99
5.00 to 6.99	1,480	3,834	365
7.00 and higher	—	—	11
Total(1)	$1,178,597	$1,023,803	$257,556

(1)          Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $749,000 and $1.9 million as of December 31, 2005 and 2004, respectively.

The following table sets forth the amount and remaining maturities of our certificates of deposit at December 31, 2005.

	Six Months and Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(Dollars in thousands)
0.00% to 2.99%	$171,600	$17,176	$20,552	$517	$184
3.00 to 3.99	556,956	74,879	13,291	7,544	144
4.00 to 4.99	166,910	116,767	28,433	2,164	—
5.00 to 6.99	692	191	597	—	—
7.00 and higher	—	—	—	—	—
Total(1)	$896,158	$209,013	$62,873	$10,225	$328

(1)          Excludes the premium associated with the certificates of deposits acquired from Hawthorne of $749,000 as of December 31, 2005.

Borrowings.   Commercial Capital Bancorp and the Bank utilize borrowings to fund their respective operations. The Bank uses FHLB advances, exchange balances and other short-term borrowings that primarily include federal funds, or fed funds purchased. The Bank may also use reverse repurchase agreements as a funding source. In addition, Commercial Capital Bancorp has issued junior subordinated debentures to unconsolidated trust subsidiaries, the proceeds of which were contributed to the Bank or used by Commercial Capital Bancorp for general corporate purposes, including its stock buyback program.

The Bank obtains advances from the FHLB of San Francisco based upon the pledging of some of its mortgage loans and other assets, provided that standards related to the creditworthiness of the Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Such borrowings have generally been used to fund lending activities or the purchase of mortgage-backed securities and have been collateralized with a pledge of loans, securities in the Bank’s portfolio or any securities purchased with such borrowings. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2005, the Bank had access to $2.59 billion in borrowings from the FHLB of San Francisco, and had an outstanding balance of $1.60 billion, excluding net acquisition premiums of $606,000, as of such date. Of the total FHLB advances, $294.2 million were overnight advances, $326.0 million were fixed rate advances and $977.0 million were advances with a put feature. Putable advances provide the FHLB of San Francisco with the option to cause the Bank to repay these advances, prior to stated maturity. Putable advances are offered at rates that are significantly lower than other FHLB advances of similar duration or maturity and other alternative wholesale funding sources. The Bank’s putable FHLB of San Francisco advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At December 31, 2005, $952.0 million of the putable FHLB of San Francisco advances have, either currently or in the future, quarterly put dates at the option of the FHLB and $25.0 million of putable FHLB of San Francisco advances have a one time put date at the option of the FHLB scheduled in 2007. We view the maturity of putable advances in accordance with the respective first put dates, after some consideration of the current interest rate environment. At December 31, 2005, excluding net acquisition premiums, we anticipate approximately $1.30 billion of FHLB of San Francisco advances with a weighted average rate of 3.35% will mature or reprice within the next twelve months. Within the first quarter of 2006 advances scheduled to mature or reprice, excluding net acquisition premiums, include $294.2 million of overnight advances at a weighted average rate of 4.06% and $275.0 million of putable and fixed rate advances at a weighted average interest rate of 2.26%. All of the Bank’s fixed rate FHLB advances mature between January and August 2006. At December 31, 2005, the Bank’s total FHLB of San Francisco advances had a weighted average interest rate of 3.39%.

Exchange balances represent amounts due to the clients of TIMCOR’s and NAEC’s at the completion of the client’s 1031 exchange transaction. We pay interest on exchange balances pursuant to the individual exchange transaction agreements. Interest rates determined for exchange balances are primarily dependent upon the cash balance and duration of the exchange transaction. However, exchange clients may elect to forgo interest payments entirely and in return we typically assess a lower exchange fee on the exchange transaction. The average rate on exchange balances at December 31, 2005 was 0.92%. We treat the exchange balances of TIMCOR and NAEC in a similar manner to deposits from our other third party commercial fiduciaries. Because TIMCOR and NAEC are 100% owned and controlled by Commercial Capital Bancorp, we direct all of these balances to the Bank, thereby providing the Bank with an alternative to other short and mid-term wholesale borrowings. As such, we view exchange balances as a relative stable source of transaction deposits for the Bank with a longer duration than our other retail transaction deposits. In addition, exchange balances are viewed as being less interest rate sensitive in comparison to our other borrowings and certificates of deposit.

The Bank purchases fed funds from the FHLB of San Francisco and other correspondent banks. Fed funds purchased from the FHLB of San Francisco are considered in determining our total remaining borrowing capacity but do not require collateral. The Bank maintains lines of credit with other correspondent banks to purchase fed funds as business needs dictate. Fed funds purchased are short-term in nature and utilized to meet short term funding needs. As of December 31, 2005 we had an outstanding fed funds purchased balance with the FHLB of San Francisco of $72.0 million that matured on January 3,

2006. In addition, we had unused available credit with four other correspondent banks totaling $130.0 million as of December 31, 2005. In 2005, the Bank also utilized the Federal Reserve Discount Window as a source of overnight borrowings to meet short-term funding needs. At December 31, 2005, the Bank pledged $15 million of securities available-for-sale as collateral and there was no borrowing balance outstanding with the Federal Reserve.

In prior years, the Bank has obtained funds from the sale of securities to investment dealers under reverse repurchase agreements. However, during 2005, we had no reverse repurchase agreements outstanding. In a reverse repurchase agreement transaction, mortgage-backed securities are sold at a determined market price with a discount applied based upon the maturity of the agreement. Simultaneously, the applicable party agrees to repurchase either the same or a substantially identical security on a specified later date, which ranges in maturity from overnight to six months, at a price equal to the original sales price. The remaining proceeds, after the discount is subtracted from the market price, represents the amount of the borrowing. The mortgage-backed securities underlying such agreements are delivered to the counter-party dealer for safe keeping. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of securities, and the obligations to repurchase such securities are reflected as a liability in our Consolidated Financial Statements.

We have also obtained funds through the issuance of junior subordinated debentures to unconsolidated trust subsidiaries. Through December 31, 2005, we have organized nine statutory business trusts and acquired four statutory business trusts in the Hawthorne acquisition in June 2004, all of which are collectively referred to as the “Trusts”. The Trusts are accounted for as unconsolidated subsidiaries of the Company, in accordance with FIN 46R, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated deferrable interest debentures issued by the Commercial Capital Bancorp. During the year ended December 31, 2005, Commercial Capital Bancorp issued $15.5 million in junior subordinated debentures to one Trust, which included $464,000 of common securities retained by the Company. The Trusts were able to purchase the junior subordinated debentures through the issuance of trust preferred securities with substantially identical terms as the junior subordinated debentures in a private placement. Net proceeds of $15.0 million were used by Commercial Capital Bancorp for general corporate purposes, including its stock buyback program. At December 31, 2005, we had an aggregate of $148.0 million junior subordinated debentures outstanding, excluding acquisition premium of $2.0 million. The terms of junior subordinated debentures can be found in note 12 to the Company’s audited Consolidated Financial Statements, set forth in Item 8 hereof. As of December 31, 2005, the weighted average interest rate being paid on our junior subordinated debentures was 7.65%. Annual interest payments with respect to our outstanding junior subordinated debentures are expected to be funded with cash and liquid investments at Commercial Capital Bancorp. See Item 6—Liquidity and Capital Resources.

In April 2005, Commercial Capital Bancorp entered into an agreement with a correspondent bank, which permitted borrowings of up to $10.0 million under an unsecured revolving line of credit agreement. The line of credit is indexed to one month LIBOR plus 1.75%. The line of credit was not drawn upon during the year and there was no outstanding balance as of December 31, 2005. The line of credit agreement imposes various covenants, including maintenance of minimum regulatory capital ratios at the Bank, minimum levels of certain performance ratios and establishes maximum levels related to non-performing loan ratios at the Bank. Management believes that as of December 31, 2005, Commercial Capital Bancorp was in compliance with all of such covenants and does not anticipate that such covenants will limit its operations.

At December 31, 2005, CCM’s mortgage banking operations have ceased and the warehouse line of credit in place at December 31, 2004 was cancelled by CCM in 2005 due to the decline in loan origination activity. In 2003, the loan origination, underwriting and processing functions were transferred to the Bank. Therefore, since 2003, CCM’s funding needs have diminished in proportion to the decline in loan origination activity.

The following table sets forth information regarding our short-term borrowings at or for the periods indicated.

	At or For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Commercial Capital Bancorp:
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$—	$945
Maximum amount outstanding at any month-end during the year	—	—	3,452
Balance outstanding at end of year	—	—	—
Average interest rate at end of year	—%	—%	—%
Average interest rate during the year	—	—	1.30
TIMCOR/NAEC:
Exchange Balances:
Average balance outstanding	$533,120	$—	$—
Maximum amount outstanding at any month-end during the year	704,494	—	—
Balance outstanding at end of year	623,284	—	—
Average interest rate at end of year	0.92%	—%	—%
Average interest rate during the year	0.86	—	—
CCM:
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$—	$41,488
Maximum amount outstanding at any month-end during the year	—	—	78,490
Balance outstanding at end of year	—	—	—
Average interest rate at end of year	—%	—%	—%
Average interest rate during the year	—	—	1.29
Warehouse line of credit:
Average balance outstanding	$—	$4,089	$35,533
Maximum amount outstanding at any month-end during the year	—	12,793	71,098
Balance outstanding at end of year	—	—	13,794
Average interest rate at end of year	—%	—%	2.13%
Average interest rate during the year	—	2.15	2.48
The Bank:
FHLB advances:
Average balance outstanding	$1,649,162	$1,398,274	$544,944
Maximum amount outstanding at any month-end during the year	2,036,046	2,022,595	822,519
Balance outstanding at end of year	1,597,806	1,856,349	822,519
Average interest rate at end of year	3.39%	2.20%	1.83%
Average interest rate during the year	2.66	1.98	2.01
Securities sold under agreements to repurchase:
Average balance outstanding	—	$26,357	$44,253
Maximum amount outstanding at any month-end during the year	—	146,124	128,295
Balance outstanding at end of year	—	—	74,475
Average interest rate at end of year	—%	—%	1.15%
Average interest rate during the year	—	1.12	1.27
Fed funds purchased & Other
Average balance outstanding	$70,555	$19,021	$—
Maximum amount outstanding at any month-end during the year	106,500	101,000	—
Balance outstanding at end of year	72,000	101,000	—
Average interest rate at end of year	4.00%	2.25%	—%
Average interest rate during the year	3.23	1.88	—

Subsidiary and Other Affiliate Activities

Qualified Community Development Entities (“CDEs”)

Beginning in 2004, the Bank has made qualifying equity investments in CDEs that invest in low-income community projects that qualify under the new markets tax credit provision of the Code. As the Bank’s investment in the CDEs represents a majority interest, the CDEs are reflected as consolidated subsidiaries of the Bank as reported in our Consolidated Statements of Financial Condition. As a result of its qualifying equity investments, the Bank receives annual tax credits over a seven-year period equal to five percent of its equity investment in the CDE for the first three years and six percent of its investment over the remaining four years. We recognized $3.7 million in federal tax credits related to the Bank’s investments in CDEs for the year ended December 31, 2005. The following lists the majority-owned consolidated subsidiaries of the Bank at December 31, 2005:

	Investment Date	Investment Amount
		(Dollars in thousands)
Clearinghouse NMTC (SUB 2), LLC	July 2004	$10,000
Clearinghouse NMTC (SUB 6), LLC	March 2005	20,000
Clearinghouse NMTC (SUB 7), LLC	June 2005	20,000
Clearinghouse NMTC (SUB 9), LLC	December 2005	6,266
Shamrock Investment Fund, LLC	December 2005	10,741

ComCap

ComCap, a registered broker-dealer with the National Association of Securities Dealers, Inc. (“NASD”), was founded in February 1997 and operated by our founding stockholders. We acquired ComCap from our founding stockholders in July 2002 in exchange for $79,000 in cash. ComCap is managed by Stephen H. Gordon, our Chairman and Chief Executive Officer. We have not focused on operating ComCap in recent years. ComCap has contributed $5,000 of revenues during the year ended December 31, 2005 compared to $7,000 and $171,000 for the years ended December 31, 2004 and 2003, respectively.

When operational, ComCap executes fixed income and mortgage-backed securities transactions for our institutional clients. Noninterest income generated by ComCap primarily consists of commission income generated by mark-ups or mark-downs on executed purchases and/or sales transactions completed for our clients. ComCap does not own an inventory, or act as principal in securities transactions, but instead acts as an agent, thereby reducing its risk exposure. ComCap pays commissions to its employees.

Commercial Capital Asset Management, Inc.

Commercial Capital Asset Management, Inc., or CCAM, was formed during 2003 in order to provide asset management services to investment funds to be made available to accredited investors. While CCAM has been organized, it has not conducted any business to date.

Employees

As of December 31, 2005, we had 509 full-time equivalent employees. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is satisfactory.

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

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the Bank’s Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage loan documents utilized by the Bank.

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

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, as of December 31, 2005, SAIF members pay zero to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2005 of approximately $0.0134 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements and Prompt Corrective Action.   The prompt corrective action regulation of the OTS requires mandatory actions and authorizes other discretionary actions to be taken by the OTS against a savings association that falls within undercapitalized capital categories specified in the regulation.

Under the regulation, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%, with no written agreement, order, capital directive, prompt corrective action directive or other individual requirement by the OTS to maintain a specific capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2005, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement and, as shown under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” in Item 7 hereof, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 2005.

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

At December 31, 2005, the Bank’s loans-to-one-borrower limit was $70.6 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2005, the Bank’s largest single lending relationship had an outstanding balance of $56.4 million, and consisted of loans secured by multi-family residential real estate located in California, each of which was performing in accordance with its terms.

Qualified Thrift Lender Test.   Savings associations must meet a qualified thrift lender, or QTL, test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Code. Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2005, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Affiliate Transactions.   Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as transactions with non-affiliates. Certain of these transactions, such as loans or extensions of credit to an affiliate, are restricted to a percentage of the association’s capital and surplus. In addition, a savings association may not make a loan or other extension of credit to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in securities issued by most affiliates. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. Commercial Capital Bancorp, TIMCOR, NAEC, CCM, and ComCap are each considered to be affiliates of the Bank.

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

Federal Home Loan Bank System.   The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Prior to April 1, 2004, as a FHLB member the Bank was required to own capital stock in the FHLB in an amount equal to the greater of:

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

The Bank’s required investment in FHLB stock, based on requirements in place and financial data as of December 31, 2005, was $75.1 million. At December 31, 2005, the Bank had $84.8 million of FHLB San Francisco stock.

Federal Reserve System.   The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against certain transaction accounts (i.e. savings, money market and demand deposit accounts) and non personal time deposits. At December 31, 2005, the Bank was in compliance with these requirements. Additionally, the Federal Reserve Bank provides a short-term liquidity line to depository institutions limited to the fair value of collateral pledged to the Federal Reserve Bank by the depository institution.

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

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

Sarbanes-Oxley Act of 2002.   In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or SOA, implementing legislative reforms intended to address corporate and accounting improprieties. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act.

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

Recent Banking Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005, or FDIRA, into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system. Among other things, FDIRA:

(i)    merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund, or DIF;

(ii)   allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted;

(iii)  increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits;

(iv)  increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010;

(v)    allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA;

(vi)  replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation;

(vii)  permits the FDIC to revise the risk-based assessment system by regulation;

(viii)  requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.5% of estimated insured deposits; and

(ix)  provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF takes effect June 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Regulation of Non-banking Affiliates

CCM is subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. CCM is also a licensed mortgage broker subject to the regulation and supervision of the California Department of Real Estate.

ComCap is registered with the SEC and is a member of the National Association of Securities Dealers, Inc., or NASD. ComCap is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions.

ComCap is subject to the net capital requirements set forth in the Exchange Act. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If ComCap failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in ComCap losing its NASD membership, its registration with the SEC, or require a complete liquidation.

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

Item 1A.                Risk Factors.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely impact our growth strategy and prospects.   The Bank relies on deposits, exchange balances, advances from the FHLB of San Francisco and other borrowings to fund its operations. The Bank has also historically relied on certificates of deposit. While the Bank has been successful in promoting its transaction deposit products (money market, savings and checking), certificates of deposits still comprised the majority of total deposits and jumbo deposits nevertheless constituted a significant portion of certificates of deposits at December 31, 2005. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Bank would be able to replace such funds at any given point in time were its financial condition or market conditions to change. In addition, while exchange balances are considered similar to the Bank’s transaction accounts, the volatility of such balances is primarily dependent upon fluctuations in the real estate markets and 1031 exchange activity. As such, no assurances can be given that the Company would be able to replace such funds should market conditions change. Furthermore, no assurance can be given that we will be able to continue to issue junior subordinated debentures, thereby depriving the Bank of one source of capital.

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

Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance.   We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•       inflation;

•       recession;

•       a rise in unemployment;

•       tightening money supply;

•       changes in monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; and

•       domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce our profits. We expect that the Bank will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Further, our net interest spread may be negatively impacted when short-term rates rise faster than long-term interest rates over a prolonged period. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans subject to negative amortization. Negative amortization involves a greater risk during a period of rising interest rates because the loan principal may increase above the amount originally advanced, which could increase the risk of default. At December 31, 2005, approximately 4% of the Bank’s total loan portfolio was currently subject to negative amortization and the Bank had recorded less than $1.0 million in negative amortization balances as of year-end. However, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.   We have grown substantially over the last several years. The acquisition of Hawthorne significantly contributed to the increase in our assets from $1.72 billion at December 31, 2003 to $5.02 billion at December 31, 2004. Our acquisitions in 2005 provided a funding base to support our continued growth in total assets to $5.45 billion at December 31, 2005. We expect to continue to experience significant growth in the amount of our assets, the level of our deposits and alternative funding sources, the number of our clients and the scale of our operations. Our future profitability will depend in part on our continued ability to grow and we can give no assurance that we will be able to sustain our historical growth rate or even be able to grow organically or through acquisition.

In past years, we have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish our infrastructure to support our future loan growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of client relationships across varying lines of business. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Thus, we cannot give assurances that our growth strategy will not place a strain on our administrative and operational infrastructure.

We intend to continue to grow our deposits and alternative funding sources and expand our retail banking franchise. In 2004, we added 15 additional branch offices from the Hawthorne acquisition. In 2005 we added one banking office and have announced our plans to open two additional banking offices in 2006. Further, with the acquisitions of TIMCOR and NAEC, we have added 9 office locations and expanded our exchange transaction business to various locations throughout the nation. The close of the Calnet acquisition in March 2006 also added another retail branch location in Northern California. Continued expansion will require additional capital expenditures and we may not be successful in expanding our franchise or in attracting or retaining the personnel it requires. If we are unable to expand our business as we anticipate, we may be unable to realize any benefit from the investments made in our recent initiatives. If we are unable to manage future expansion in our operations, we may have to incur additional expenditures beyond current projections to support future growth. Additionally, the implementation of our recent initiatives to diversify and expand our funding sources, creates a lower degree of near-term earnings predictability and may create higher volatility in the Company’s net interest income, interest rate spread and net interest margin in the near-term.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to service our debt and pay dividends.   We are a separate legal entity from our subsidiaries and do not have significant operations of our own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations and prospects.

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

Changes in economic conditions, particularly an economic slowdown in California, could hurt our business.   Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within California, could result in any or all of the following consequences, any of which could hurt our business materially:

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

Two of our executive officers own a significant amount of our common stock and may make decisions that are not in the best interests of all stockholders.   As of December 31, 2005, two of our senior executive officers, Stephen H. Gordon and David S. DePillo, owned approximately 10.9% of our outstanding common stock. In addition, over the years, these senior executive officers have been granted restricted stock and options to acquire shares of our common stock, which when vested and exercised will increase their ownership of shares of our common stock. As of December 31, 2005, assuming the full exercise of all restricted stock and outstanding options, Messrs. Gordon and DePillo would own in the aggregate approximately 15.1% of our outstanding common stock. As a result, these individuals, by virtue of their stock ownership, will have the ability to influence the election or removal of our Board of Directors, as well as the outcome of any other matters to be decided by a vote of stockholders.

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

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could hurt our business.   We conduct our business operations primarily in California. Increased competition within California may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

We are involved in significant litigation related to our Commercial Banking Division.

As discussed in Item 3—Legal Proceedings included herein, we are currently involved in litigation related to our Commercial Banking Division with Comerica Bank. As a result of the ongoing litigation, in latter half of 2005, our Commercial Banking Division has been functioning under court imposed operational limitations, which has restricted the growth of the Division. In addition, in defending the Company and the named employee defendants, we have incurred significant legal fees and costs. Although we believe this case is without merit, and we intend to vigorously defend the lawsuit, we are not able to predict the outcome of the litigation. Any unfavorable ruling, if received, could have a material adverse impact on our operating results and could also include permanent operational restrictions, material settlement costs, and/or other significant monetary penalties. The litigation continues to restrict the Commercial Banking Division operations, adversely impacts the profitability of the Division and consumes management time.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

At December 31, 2005, the Bank operated primarily from 22 banking offices and 10 loan origination offices throughout California. The following table sets forth information with respect to the Bank’s branch and loan origination offices in California at December 31, 2005. One of the Bank’s office locations is wholly owned (as indicated below) while all remaining locations are leased.

Bank and Loan Origination Office Location	Lease Expiration Date
9454 Wilshire Boulevard Beverly Hills, CA 90212(2)	September 29, 2008
201 Corte Madera Avenue, Corte Madera, CA 94925(1)	Month-to-Month
2361 Rosecrans Avenue El Segundo, CA 90245(1)	December 31, 2012
16830 Ventura Boulevard, Suite #211, Encino, CA 91436(1)	October 31, 2008
1727 W. Artesia Boulevard Gardena, CA 90248(2)	December 31, 2006
13780 Crenshaw Boulevard Gardena, CA 90249(5)	June 30, 2007
450 N. Brand Boulevard, Suite 600, Glendale, CA 91203(1)	Month-to-Month
13001 Hawthorne Boulevard Hawthorne, CA 90250(2)(3)	N/A
1309 Hermosa Avenue Hermosa Beach, CA 90254(2)	January 7, 2011
5665 Alton Parkway Irvine, CA 92618(2)	May 31, 2013
8105 Irvine Center Drive, 15th Floor, Irvine, CA 92618(1)(2)(6)	November 30, 2009
Northpark Plaza, 3947 Irvine Boulevard Irvine, CA 92602(2)	October 31, 2012
7825 Fay Avenue, Suite 100, La Jolla, CA 92037(1)(2)	July 31, 2011
3717 S. LaBrea Avenue Los Angeles, CA 90016(2)	October 31, 2006
7151 W. Manchester Boulevard Los Angeles, CA 90045(2)	December 31, 2010
11755 Wilshire Boulevard, Suite 2340, Los Angeles, CA 90025(1)	June 30, 2007
3825 Cross Creek Road Malibu, CA 90265(2)	May 31, 2019
2600 Sepulveda Boulevard Manhattan Beach, CA 90266(2)(4)	October 30, 2009
480 Third Street Oakland, CA 94607(1)	Month-to-Month
1409 W. Chapman Avenue, #A, Orange, CA 92868(2)	October 30, 2008
22312 El Paseo, Suite E, Rancho Santa Margarita, CA 92688(2)	June 30, 2007

1765 S. Elena Avenue Redondo Beach, CA 90277(2)	March 31, 2007
1299 University Avenue, Suite 105, Riverside, CA 92506(1)(2)	December 13, 2013
3550 Rosecrans Street, #D, San Diego, CA 92110(2)	Month-to-Month
3830 Valley Center Drive San Diego, CA 92130(2)	October 31, 2007
1200 Park Place, Suite 150, San Mateo, CA 94403(1)(2)	March 31, 2010
1231 E. Dyer Road, Suite 100, Santa Ana, CA 92705(5)	June 30, 2009
19300 Ventura Boulevard Tarzana, CA 91356(2)(4)	January 31, 2010
21241 S. Hawthorne Boulevard Torrance, CA 90503(2)	August 31, 2010
973 S. Westlake Boulevard Westlake Village, CA 91361(2)	June 30, 2010

(1)          Loan origination office.

(2)          Bank office.

(3)          Building and land are owned by the Company.

(4)          Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.

(5)          Back-office and operations office.

(6)          Corporate headquarters.

In addition, in 2005 the Bank opened a loan origination office in Chicago, Illinois that was occupied by one loan officer. In January 2006, the Bank opened a new banking office in the Newport Coast, located at 7772 E. Coast Highway, Newport Coast, CA 92657. The lease period is five years and expires on August 30, 2010. Additionally, the Bank recently announced the opening of banking offices in Pasadena, California to be located at 600 South Lake Avenue and Valencia, California to be located in the Valencia Promenade at Town Center. The Valencia, California office is scheduled to be opened in the spring of 2006 and the Pasadena, California office is scheduled to be opened in the summer of 2006.

TIMCOR is headquartered at 5995 Sepulveda Blvd., Los Angeles, CA 92030, with office locations in Houston, Texas; Chicago, Illinois; and Miami, Florida. At December 31, 2005, the TIMCOR headquarters location was wholly owned. However, in January 2006, TIMCOR sold the building and entered into a lease for the space currently occupied. The new premises lease is for a five year term, expiring on January 23, 2011. In February 2006, TIMCOR announced the opening of an office in Richmond, Virginia. The lease term for this location is one year, expiring on December 31, 2006.

NAEC is headquartered in Walnut Creek, California with office locations in Long Beach and La Jolla, California and Miami, Florida. NAEC also has a presence in San Francisco and Los Angeles, California; Seattle, Washington; Denver, Colorado; Dallas, Texas; Charlotte, North Carolina; and Washington, D.C. The Long Beach, California and Miami, Florida office locations are under operating leases with lease terms expiring in 2007 and 2010. NAEC utilizes a portion of the Bank’s office space in La Jolla, California. In February 2006, NAEC entered into a six-month lease for its Arlington, Virginia office.

For additional information regarding the properties of the Company, see Notes 1 and 6 to our Consolidated Financial Statements in Item 8 hereof.

Item 3.                        Legal Proceedings.

On July 29, 2005, Comerica Bank, or Comerica, a Michigan banking corporation, filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against CCBI, the Bank, and twenty-four (24) individuals who were formerly employees of Comerica (the Comerica Employee Defendants). The complaint alleges, among other things, that CCBI, the Bank and the Comerica Employee Defendants, conspired to disrupt Comerica’s business through the misappropriation of trade secrets and confidential employee and customer information to solicit Comerica’s customers, as well as the “raiding” of twenty-three (23) employees from Comerica’s Financial Services Division.

On August 1, 2005, a temporary restraining order, or TRO, was imposed against all of the named defendants, which TRO prohibited among other things, the use by the defendants of Comerica’s trade secrets and confidential information. On November 7, 2005, the court granted a preliminary injunction in favor of Comerica. The preliminary injunction prohibited CCBI, the Bank and the Comerica Employee Defendants from using, destroying, concealing and/or disclosing any of Comerica Bank’s confidential proprietary or trade secret information, and from soliciting certain of Comerica’s customers, vendors and employees, during the period Comerica’s lawsuit is pending. The preliminary injunction ordered CCBI, the Bank, and the Comerica Employee Defendants to return any proprietary documents and information that the Comerica Employee Defendants are alleged to have taken when they left their employ with Comerica. Thereafter, CCBI, the Bank and the Comerica Employee Defendants filed a Notice of Appeal and subsequently, a motion with the Superior Court to clarify the scope of the preliminary injunction. On December 30, 2005, the court issued a revised preliminary injunction and increased the bond required to be posted by Comerica during the pendency of the litigation.

Comerica is seeking damages in an amount to be proven at trial as well as punitive and exemplary damages against CCBI, the Bank and the Comerica Employee Defendants. CCBI and the Bank have asserted that the Comerica litigation is without merit and that CCBI and the Bank will vigorously defend the litigation. Many of the Comerica Employee Defendants have filed cross-claims against Comerica. The trial court has stated that it will schedule a status conference for early April 2006 at which time a trial date may be scheduled.

The Company is involved in a variety of other litigation matters in the ordinary course of business and anticipates that it will become involved in new litigation matters from time to time in the future. Except with respect to the Comerica litigation referred to above, as to which CCBI and the Bank are not in a position to express an opinion, based on its current assessment of outstanding litigation matters, either individually or in the aggregate, the Company does not presently believe that they are likely to have a material adverse impact on Company’s financial condition, results of operation, cash flows or prospects. However, the Company will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the Company’s assessment of its legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

On December 20, 2002, the initial public offering of 10,000,000 shares of our common stock was completed. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002. The closing for the sale of an additional 750,000 shares of common stock issued pursuant to an over-allotment option granted to the underwriters of our public offering occurred on January 9, 2003. In June 2004, in connection with the Hawthorne acquisition, we issued 23,484,930 shares of common stock for Hawthorne’s outstanding shares. In February 2005, in connection with the TIMCOR acquisition, we issued 1,362,520 shares of common stock, including contingent shares of 170,315 as of December 31, 2005. As of February 17, 2006 all remaining contingent shares were released from contingency. On March 3, 2006 we completed the acquisition of Calnet and issued 2,339,327 shares of our common stock for the outstanding shares of Calnet. As of February 28, 2006, we had 57,041,794 shares of common stock outstanding and approximately 595 stockholders of record, which does not include the number of persons or entities holding stock in nominee or street name through various brokers and banks.

On September 29, 2003, we completed a three-for-two stock split and on February 20, 2004, we completed a four-for-three stock split.

In May 2004, we announced a board approved repurchase plan, authorizing the repurchase of up to 2.5% of our pro-forma outstanding shares of common stock (giving effect to the acquisition of Hawthorne). Authorized repurchases under this plan were not to exceed $20 million and there was no time limit imposed on the repurchase plan. For the period ended December 31, 2005, we repurchased 202,416 shares at an average share price of $20.26, completing the stock repurchases under this plan as of February 1, 2005. On January 25, 2005, we announced that our board had authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. At December 31, 2005, the Company had repurchased an aggregate of 833,984 shares at an average price of $19.18. At December 31, 2005, there were 532,463 shares of the Company’s common stock that may yet be repurchased under the current stock repurchase plan. On October 12, 2005, the Company announced that its Board of Directors authorized an additional repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock. The program will take effect upon the completion of the Company’s current stock repurchase program.

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended December 31, 2005.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased under the Plans or Programs(1)
October 1—October 31	—	—	—	532,463
November 1—November 30	—	—	—	532,463
December 1—December 31	—	—	—	532,463

(1)          Additionally, up to $20 million of the Company’s outstanding shares of common stock may be repurchased under the plan announced on October 12, 2005, which approximates 1,168,224 shares using the Company’s closing stock price of $17.12 at December 31, 2005.

The following table sets forth the high and low stock prices of our common stock for the years ended December 31, 2005 and 2004. Our common stock began trading on the Nasdaq Stock Market on December 18, 2002 under the stock symbol “CCBI.”

2005	High	Low
Fourth quarter	$18.39	$15.08
Third quarter	20.07	16.60
Second quarter	20.81	14.62
First quarter	24.43	19.57
2004	High	Low
Fourth quarter	$24.99	$20.68
Third quarter	24.25	16.76
Second quarter	23.98	14.70
First quarter	23.19	15.57

Dividends

In July 2004, we announced the initiation of a cash dividend policy. We had not previously paid cash dividends on our common stock. The following table includes quarterly dividends declared since the initiation of our cash dividend policy:

Record Date	Pay Date	Amount per Share
August 16,2004	August 30, 2004	$0.04
November 15,2004	November 29, 2004	$0.05
February 18,2005	March 4, 2005	$0.06
May 17, 2005	May 31, 2005	$0.07
August 16, 2005	August 30, 2005	$0.075
November 17, 2005	December 1, 2005	$0.075
February 15, 2006	March 1, 2006	$0.075

Our ability to pay dividends may be restricted by the Bank’s ability to pay dividends to the Company. See “Business—Regulation of Commercial Capital Bank”.

Recent Sales of Unregistered Securities.

On February 2, 2005, the Company’s special purpose business trust, CCB Capital Trust IX, issued $15,000,000 of trust preferred securities in a private placement offering to accredited investors. In connection with this transaction, the Company issued certain junior subordinated debentures and guarantees. The Company and CCB Capital Trust IX relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.                        Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with our historical consolidated financial statements and related notes included in Item 8 hereof and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 hereof.

Information at and for the periods after the year ended December 31, 2002 includes ComCap, which was acquired by Commercial Capital Bancorp on July 1, 2002. We acquired Hawthorne on June 4, 2004, TIMCOR on February 17, 2005 and NAEC on May 24, 2005. The acquisitions of Hawthorne, TIMCOR and NAEC were accounted for using the purchase method of accounting and accordingly, their operating results have been included in the consolidated financial information from their respective dates of acquisition.

	At or For the Year Ended December 31,(1)
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$5,454,654	$5,023,924	$1,723,139	$849,469	$423,691
Loans held for investment, net of allowance for loan losses	4,311,577	3,913,804	1,047,632	469,186	188,797
Loans held for sale	23,961	976	14,893	18,338	52,379
Securities(2)	384,144	491,265	560,729	310,074	119,685
Goodwill	397,164	357,367	13,035	13,035	13,014
Deposits	2,260,082	2,256,781	645,596	312,279	118,339
Federal Home Loan Bank advances	1,597,806	1,856,349	822,519	289,139	128,690
Exchange balances	623,284	—	—	—	—
Junior subordinated debentures/Trust preferred securities	149,962	135,079	52,500	35,000	15,000
Other borrowings(3)	72,000	101,000	88,296	127,859	131,141
Total stockholders’ equity	698,117	625,216	102,042	77,603	26,802
Statement of Operations Data:
Interest income	$261,871	$172,636	$66,174	$38,567	$15,879
Interest expense	108,944	59,614	24,940	17,649	9,248
Net interest income	152,927	113,022	41,234	20,918	6,631
(Recapture of)Provision for allowance for loan losses	(8,109)	—	1,286	1,609	686
Net interest income after (recapture of) provision for allowance for loan losses	161,036	113,022	39,948	19,309	5,945
Noninterest income	24,147	15,087	9,169	7,615	4,942
Noninterest expenses(4)	68,971	37,652	15,446	10,531	7,507
Income (loss) before income tax expense (benefit)	116,212	90,457	33,671	16,393	3,380
Income tax expense (benefit)	41,863	34,195	13,242	6,683	1,716
Income (loss) before minority interest	74,349	56,262	20,429	9,710	1,664
Income allocated to minority interest	—	—	—	—	108
Net income (loss)	$74,349	$56,262	$20,429	$9,710	$1,556
Per Share Data(5):
Earnings (loss) per share—Basic	$1.35	$1.29	$0.70	$0.53	$0.09
Earnings (loss) per share—Diluted	1.29	1.21	0.66	0.50	0.09
Weighted average shares outstanding—Basic	55,209,991	43,749,774	29,329,289	18,231,368	17,361,952
Weighted average shares outstanding—Diluted	57,491,258	46,351,889	31,111,208	19,457,836	18,007,712
Common shares outstanding at end of year	56,487,280	54,519,579	29,956,372	27,957,716	17,691,528
Book value per share	$12.36	$11.47	$3.41	$2.78	$1.51
Tangible book value per share(6)	5.23	4.80	2.97	2.31	0.78

(Footnotes on following page)

	At or For the Year Ended December 31,(1)
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Data(7):
Total loan fundings(8)	$2,558,472	$1,850,029	$1,109,502	$760,745	$494,897
Core loan fundings(8)	2,449,284	1,689,702	959,182	688,759	410,784
Return on average assets	1.42%	1.55%	1.57%	1.50%	0.66%
Return on average tangible assets(9)	1.54	1.65	1.59	1.53	0.70
Return on average stockholders’ equity	11.09	14.25	22.69	27.69	5.98
Return on average tangible stockholders’ equity(10)	26.61	31.14	26.53	44.06	12.51
Equity to assets at end of year	12.80	12.44	5.92	9.14	6.33
Tangible equity to assets at end of year	5.42	5.21	5.17	7.60	3.25
Tangible equity to tangible assets at end of year	5.85	5.62	5.20	7.72	3.36
Dividend payout ratio(11)	21.71	7.44	—	—	—
Interest rate spread(12)	3.11	3.29	3.21	3.32	2.60
Net interest margin(13)	3.27	3.40	3.30	3.39	3.08
Efficiency ratio(14)	38.58	28.09	28.06	33.74	58.40
General and administrative expenses to average assets(15)	1.31	0.99	1.09	1.49	2.88
Allowance for loan losses to loans held for investment at end of year	0.66	0.93	0.37	0.58	0.58
Nonperforming assets	$8,581	$6,601	$129	$—	$—
Net (recoveries)/charge-offs during the year	21	(8)	60	—	—
Bank Regulatory Capital Ratios:
Tier 1 risk-based capital	11.72%	11.11%	13.47%	19.43%	14.09%
Total risk-based capital	12.48	12.21	13.87	20.03	14.73
Tier 1 leverage capital	8.75	8.01	7.97	11.97	7.89

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

(3)             Consists of securities sold under agreements to repurchase, federal funds purchased and warehouse line of credit.

(4)             Includes non-cash stock compensation related to restricted stock award and share right award agreements entered into with certain executive officers of $2.0 million, $117,000, $353,000, $139,000, and $139,000 during the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

(5)             Per share data for all periods reflects the three-for-two stock split on September 29, 2003 and the four-for-three stock split on February 20, 2004.

(6)             Tangible book value is total stockholders’ equity less goodwill and core deposit intangible.

(7)             All average balances for 2005 and 2004 consist of average daily balances, while certain average balances prior to 2004 for Commercial Capital Bancorp, CCM and ComCap consist of average month-end balances.

(8)             Total loan fundings include loans that are originated and purchased. Core loan fundings exclude those loans originated through our broker and conduit channels.

(9)             Average tangible assets are average total assets less average core deposit intangible and average goodwill.

(10)       Average tangible stockholders’ equity is average stockholders’ equity less average core deposit intangible and average goodwill.

(11)       Dividend payout ratio is dividends declared per share divided by diluted earnings per share. No dividends were paid prior to 2004.

(12)       Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(13)       Net interest margin represents net interest income as a percentage of average interest-earning assets.

(14)       Efficiency ratio represents general and administrative expenses as a percentage of the aggregate of net interest income and noninterest income.

(15)       General and administrative expenses excludes amortization of goodwill and core deposit intangible and loss on early extinguishment of debt.

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

	At or For the Three Months Ended(1)
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$5,454,654	$5,235,659	$5,180,001	$5,333,345	$5,023,924	$4,966,776	$4,743,850	$1,959,656
Loans held for investment, net of allowance for loan losses	4,311,577	3,903,455	3,744,639	3,544,227	3,913,804	3,862,582	3,647,931	1,196,925
Loans held for sale	23,961	165,760	304,723	612,549	976	17,620	983	3,079
Securities(2)	384,144	408,338	444,456	464,689	491,265	486,220	499,846	506,782
Goodwill	397,164	394,080	394,080	377,726	357,367	357,367	357,367	13,035
Deposits	2,260,082	2,095,805	2,032,614	2,032,040	2,256,781	2,298,642	2,443,937	736,300
Federal Home Loan Bank advances	1,597,806	1,510,917	1,521,028	2,015,338	1,856,349	1,831,798	1,550,770	970,477
Exchange balances	623,284	679,526	685,551	370,202	—	—	—	—
Junior subordinated debt	149,962	150,107	150,253	150,398	135,079	135,225	135,370	64,435
Other borrowings(3)	72,000	69,000	65,000	61,000	101,000	57,000	—	60,602
Total stockholders’ equity	698,117	680,726	668,457	652,778	625,216	608,708	582,821	113,760
Statement of Operations Data:
Interest income	$69,088	$65,864	$64,678	$62,241	$60,393	$56,987	$33,626	$21,630
Interest expense	31,685	27,599	25,753	23,907	21,925	19,110	10,751	7,828
Net interest income	37,403	38,265	38,925	38,334	38,468	37,877	22,875	13,802
Recapture of allowance for loan losses	—	—	—	(8,109)	—	—	—	—
Net interest income after recapture of allowance for loan losses	37,403	38,265	38,925	46,443	38,468	37,877	22,875	13,802
Noninterest income	6,066	7,434	6,898	3,748	6,690	3,615	2,965	1,818
Noninterest expenses	20,695	20,028	15,430	12,817	12,908	12,897	7,809	4,039
Income before income tax expense	22,774	25,671	30,393	37,374	32,250	28,595	18,031	11,581
Income tax expense	7,673	8,835	11,068	14,287	12,016	10,591	7,108	4,480
Net income	$15,101	$16,836	$19,325	$23,087	$20,234	$18,004	$10,923	$7,101
Per Share Data(3):
Earnings per share—Basic	$0.27	$0.30	$0.35	$0.42	$0.37	$0.34	$0.30	$0.24
Earnings per share—Diluted	0.26	0.29	0.34	0.40	0.36	0.32	0.28	0.22
Weighted average shares outstanding—Basic	55,578,219	55,244,376	55,186,788	54,821,891	54,399,694	53,625,568	36,729,282	30,018,996
Weighted average shares outstanding—Diluted	57,590,506	57,565,159	57,522,870	57,277,806	56,947,525	56,824,595	39,194,351	32,215,530
Common shares outstanding at end of period	56,487,280	55,640,363	55,388,061	55,416,348	54,519,579	54,361,762	53,126,308	30,100,472
Shares repurchased during the period	—	72,000	260,000	704,400	174,300	172,900	484,500	—
Book value per share	$12.36	$12.23	$12.07	$11.78	$11.47	$11.20	$10.97	$3.78
Tangible book value per share(4)	5.23	5.05	4.85	4.86	4.80	4.51	4.13	3.35

(Footnotes on following page)

	At or For the Three Months Ended(1)
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in thousands, except per share data)
Operating Data(5):
Total loan fundings(6)	$716,039	$609,894	$624,715	$607,824	$540,783	$583,184	$466,690	$259,372
Core loan fundings(6)	684,656	570,196	599,303	595,129	495,730	544,953	418,916	230,103
Loans sold	45,794	160,507	386,144	155,843	166,257	2,554	341	12,957
Return on average assets	1.15%	1.30%	1.47%	1.78%	1.61%	1.50%	1.57%	1.56%
Return on average tangible assets(7)	1.24	1.41	1.59	1.92	1.73	1.62	1.63	1.57
Return on average stockholders’ equity	8.69	9.89	11.62	14.41	13.06	12.02	17.66	26.30
Return on average tangible stockholders’ equity(8)	20.59	23.93	28.11	34.49	31.55	30.55	32.58	29.91
Equity to assets at end of period	12.80	13.00	12.90	12.24	12.44	12.26	12.29	5.81
Tangible equity to assets at end of period	5.42	5.37	5.19	5.05	5.21	4.94	4.62	5.14
Tangible equity to tangible assets at end of period	5.85	5.82	5.62	5.44	5.62	5.33	5.00	5.17
Dividend payout ratio(9)	28.85	25.86	20.59	15.00	13.89	12.50	—	—
Efficiency ratio(10)	47.23	43.47	33.32	30.07	28.13	30.59	25.34	25.86
General and administrative expenses to average assets(11)	1.56	1.53	1.16	0.98	1.01	1.05	0.94	0.89
Allowance for loan losses to loans held for investment at end of period	0.66	0.73	0.76	0.80	0.93	0.94	1.00	0.33
Nonperforming assets	$8,581	$8,935	$12,098	$6,475	$6,601	$5,095	$5,255	$75
Net charge-offs/(recoveries) during the period	18	8	12	(17)	11	(15)	(2)	(2)
Yields Earned and Rates Paid:
Interest-Earning Assets:
Loans	6.10%	5.88%	5.61%	5.46%	5.47%	5.41%	5.44%	5.36%
Securities	4.40	4.39	4.37	4.33	4.29	4.28	4.33	4.24
FHLB Stock	4.75	4.23	4.42	4.28	3.72	4.18	4.48	3.55
Cash and Cash Equivalents	3.37	3.46	2.69	2.37	2.21	1.92	1.28	0.55
Total Yield on Interest-Earning Assets	5.93	5.70	5.46	5.31	5.30	5.25	5.16	4.91
Interest-Bearing Liabilities:
Transaction Accounts	2.48	2.17	1.85	1.69	1.66	1.62	1.73	1.92
Certificates of Deposits	3.45	3.03	2.62	2.24	1.76	1.52	1.53	1.68
FHLB Advances	3.19	2.74	2.51	2.33	2.19	2.04	1.67	1.81
Exchange Balances	0.86	0.88	0.85	0.76	—	—	—	—
Junior Subordinated Debentures	6.99	6.55	6.15	5.71	5.21	4.74	4.72	4.73
Other Borrowings	4.06	3.52	2.99	2.51	2.01	1.78	1.22	1.29
Cost on Interest-Bearing Liabilities	2.87	2.54	2.34	2.21	2.04	1.86	1.75	1.89
Cost of Funds	2.78	2.46	2.27	2.16	2.00	1.82	1.71	1.85
Interest Rate Spread(12)	3.06	3.16	3.12	3.10	3.26	3.39	3.41	3.02
Net Interest Margin(13)	3.21	3.31	3.28	3.27	3.38	3.49	3.51	3.13
Bank Regulatory Capital Ratios:
Tier 1 risk-based capital ratio	11.72%	11.93%	12.01%	11.42%	11.11%	10.49%	10.36%	12.60%
Total risk-based capital ratio	12.48	12.73	12.84	12.24	12.21	11.59	11.50	12.90
Tier 1 leverage capital ratio	8.75	8.91	8.70	8.05	8.01	7.63	7.58	7.87

(1)             Please refer to the lead-in to this table for information as to which of our companies are included in the financial data presented for each of the years shown.

(2)             All securities are classified as available-for-sale.

(Footnotes continued on following page)

(3)             Consists of federal funds purchased..

(4)             Tangible book value is total stockholders’ equity less goodwill and core deposit intangible.

(5)             All average balances consist of average daily balances and all ratios are annualized where appropriate.

(6)             Total loan fundings represent total loan originations and purchases. Core loan fundings exclude loans originated through our broker and conduit channels.

(7)             Average tangible assets are average total assets less average core deposit intangible and average goodwill.

(8)             Average tangible stockholders’ equity is total average stockholders’ equity less average core deposit intangible and average goodwill.

(9)             Dividend payout ratio is dividends declared per share divided by diluted earnings per share. There were no dividends paid prior to July 1, 2004.

(10)       Efficiency ratio represents noninterest expenses, excluding amortization of core deposit intangible and loss on early extinguishment of debt, as a percentage of the aggregate of net interest income and noninterest income.

(11)       General and administrative expenses exclude amortization of core deposit intangible and loss on early extinguishment of debt.

(12)       Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(13)       Net interest margin represents net interest income as a percentage of average interest-earning assets.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a diversified financial institution holding company, which conducts operations through the Bank and TIMCOR and NAEC, our 1031 exchange accommodators. In December 2002, we became the holding company for CCM and, immediately thereafter, we acquired the Bank. Hawthorne was acquired on June 4, 2004, which was treated as a purchase for accounting purposes. Hawthorne’s operating results have been included in the consolidated financial information and the Bank’s segment financial information from June 4, 2004. On February 17, 2005, we acquired TIMCOR and on May 24, 2005, TIMCOR acquired NAEC, each of which is a “qualified intermediary” that facilitates tax-deferred real estate exchanges pursuant to Section 1031 of the Code. Each acquisition was treated as a purchase for accounting purposes and has been included in the consolidated financial information.

We conduct our primary operations through the Bank, which conducts banking operations through 22 branch offices and 10 lending offices located throughout Southern and Northern California. In March 2005, we opened a banking office in San Mateo, California, which is our first in Northern California. In January 2006, we opened a banking office in Newport Coast, California and have announced plans to open two additional banking offices located in Pasadena and Valencia, California during 2006.

Recent Acquisitions

In June 2004, we completed the acquisition of Hawthorne. We issued 23,484,930 shares of our common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. At the time of the acquisition, Hawthorne had $2.75 billion in assets, $2.26 billion in loans and $1.75 billion in deposits and operated through 15 branches. The acquisition of Hawthorne created $344.3 million of goodwill and core deposit intangible of $6.4 million. There were no branch closures in connection with the acquisition transaction.

In February 2005, we completed an acquisition of TIMCOR in an all-stock transaction with a fixed value of approximately $29.0 million. At acquisition date, we recorded $373.4 million in exchange balances, which represents amounts due to TIMCOR’s clients at the completion of the client’s 1031 exchange transaction. See “Sources of Funds” in Item 1 hereof for further discussion. TIMCOR operates as a wholly owned subsidiary of Commercial Capital Bancorp, Inc. TIMCOR is headquartered in Los Angeles, California and has offices located in Houston, Texas; Chicago, Illinois; and Miami, Florida. See note 2 to our Consolidated Financial Statements in Item 8 hereof for further discussion of the terms and accounting for the TIMCOR transaction.

In May 2005, TIMCOR completed an acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc. and Lennar Corporation. NAEC operates as a wholly owned subsidiary of TIMCOR. TIMCOR acquired NAEC for an all-cash purchase price of $17.0 million. At acquisition date, we recorded $221.5 million in exchange balances, which represents amounts due to NAEC’s clients at the completion of the client’s 1031 exchange transaction. See “Sources of Funds” in Item I hereof for further discussion. NAEC is headquartered in Walnut Creek, California and maintains offices in Long Beach and La Jolla, California, Arlington, Virginia and Miami, Florida. NAEC also has a presence in San Francisco and Los Angeles, California; Seattle, Washington; Denver, Colorado; Dallas, Texas; Charlotte, North Carolina; Miami, Florida; and Washington, D.C. See Note 2 to our Consolidated Financial Statements in Item 8 hereof for further discussion of the terms and accounting for the NAEC transaction.

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

Impairment of Goodwill and Core Deposit Intangible.   As a result of our acquisition activity, goodwill and a core deposit intangible asset have been added to our balance sheet. While the core deposit intangible arising from our Hawthorne acquisition will be amortized over its estimated useful life of 10 years, the amortization of goodwill was discontinued for periods after December 31, 2001 in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is evaluated for impairment at least annually. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including forecasts of future earnings, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill, which would result in a charge to our operations. The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life. If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a write-down would be taken of the core deposit intangible through a charge to earnings.

Stock Compensation.   Our stock compensation plans currently allow for the grants of incentive and nonqualified stock options to purchase the shares of the Company’s common stock and other stock awards, which are granted at the discretion of the Board of Directors to management, employees, non-employee directors, consultants and other independent advisors to the Company. As of December 31, 2005, other types of stock awards issued under the Company’s stock compensation plans include restricted stock awards and share right awards. The stock options are accounted for under the intrinsic value method as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” and the impact of the fair value of these awards is reflected in the pro-forma net income disclosures as required by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” or SFAS 148. Restricted stock awards issued to date are considered fixed awards as the number of shares and fair value is known at the grant date. The Company’s income statement reflects the grant date fair value of these awards as a component of non-cash stock compensation expense over the vesting period of the fixed awards. The share right awards are considered variable awards as the number of shares and ultimate vesting of shares is based on the achievement of certain performance targets in the future. As such, management must estimate the total compensation expense related to the variable awards until such awards have vested. At each interim reporting period, management estimates the ultimate vesting period of the variable awards and the value of these awards, using the Company’s current stock price, and records the pro-rata portion of compensation expense as a component of non-cash compensation expense in the Company’s income statement. Non-cash compensation expense recognized in the Company’s income statement may fluctuate as a result of changes in management’s estimate of the vesting period related to the variable awards as well as changes in the Company’s stock price.

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

Operating Segments

Our primary operating segments consist of our banking operations and 1031 exchange accommodator business. The banking operations are conducted solely through the Bank while the 1031 exchange business is conducted through TIMCOR and NAEC. The Bank and TIMCOR are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. In prior periods CCM was considered a primary operating segment. However, the mortgage banking operations and assets of CCM have diminished significantly as CCM’s lending activities were dormant during 2005. Therefore, CCM no longer constitutes one of our primary operating segments as of December 31, 2005 and current and prior period financial information has been adjusted accordingly. For total assets and statement of income information on our primary operating segments as of and for the years ended

December 31, 2005, 2004 and 2003, see note 22 to our Consolidated Financial Statements included in Item 8 hereof.

Changes in Financial Condition

General.   Total assets increased 9% from $5.02 billion at December 31, 2004 to $5.45 billion at December 31, 2005, primarily as a result of growth in our loan portfolio. Total loans, which include loans held-for-investment, net of the allowance for loan losses, and loans held-for-sale, increased by $420.8 million, or 11%. In 2005, we implemented a strategy to remix the composition of our loan portfolio in an effort to transition our lending focus away from the lower yielding, overly competitive and commoditized single family residential lending business model acquired in the Hawthorne transaction by identifying and designating as held-for-sale single family residential loans that did not meet our internal profitability criteria. Loans designated as held-for-sale were sold in the secondary market for cash gains and replaced with originations of higher yielding multi-family residential, commercial real estate and construction loans. Upon completion of our portfolio remix strategy as of December 31, 2005, multi-family residential loans increased from 61% of total loans held-for-investment to 70% and commercial real estate loans increased from 11% of total loans held-for-investment at December 31, 2004 to 14% at December 31, 2005, while single family residential loans decreased from 21% of total loans held-for-investment at December 31, 2004 to 9% at December 31, 2005. Our securities portfolio, consisting primarily of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, decreased by $107.1 million, or 22%, during 2005. Total deposits remained stable at $2.26 billion as of December 31, 2005 and 2004. This is primarily attributable to the acquisition of TIMCOR as subsequent to the acquisition date, exchange balances held by TIMCOR previously reflected as deposits were reclassified as borrowings and shown separately in our Consolidated Statements of Financial Condition. Borrowings, including FHLB advances, exchange balances, junior subordinated debentures and other borrowings, also increased by $350.6 million during 2005. Our balance sheet growth has also been supported by retained earnings, the issuance of common stock and the issuance of junior subordinated debentures.

Cash and Cash Equivalents.   Cash and cash equivalents (consisting of cash and due from banks) amounted to $33.7 million at December 31, 2005 and $17.0 million at December 31, 2004. We manage our cash and cash equivalents based upon our need for liquidity and we generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans or securities. See “—Liquidity and Capital Resources.”

Securities.   We invest in mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, such as Ginnie Mae, Freddie Mac and Fannie Mae, as a means to enhance our returns, as well as to manage our liquidity and capital. Our securities portfolio amounted to $384.1 million, or 7% of our total assets, at December 31, 2005 and $491.3 million, or 10% of our total assets, at December 31, 2004. The decline in the securities portfolio as a percentage of total assets resulted from our strategy to reinvest cash flows from the securities portfolio into our higher yielding, adjustable rate loans, better positioning us to benefit from anticipated market interest rate increases. At December 31, 2005 and 2004, all of our securities consisted of U.S. government agency mortgage-backed securities. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to more efficiently collateralize our borrowings or other obligations. At December 31, 2005, our entire securities portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. At December 31, 2005, our securities classified as available-

for-sale had an aggregate of $11.8 million of unrealized losses. See “Business—Investment Activities” in Item 1 hereof.

Net Loans Held-for-Investment.   Net loans held-for-investment increased $397.8 million, or 10%, from $3.91 billion at December 31, 2004 to $4.3 billion at December 31, 2005, primarily due to higher core loan fundings during the year. For the year ended December 31, 2005, core loan fundings totaled $2.45 billion as compared to $1.69 billion for the year ended December 31, 2004. We define core loan fundings as total loan originations and purchases, net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae DUS lender, and our other broker and conduit channels. During the year ended December 31, 2005, our core loan fundings included the purchase of $235.0 million of multi-family residential, commercial real estate and construction and land loans and participations. For the year ended December 31, 2004, our core loan fundings included the purchase of one commercial real estate loan totaling $9.5 million. As of December 31, 2005, the multi-family and commercial real estate loans increased as a percentage of the total loans held for investment portfolio to 84% from 71% as of December 31, 2004 while the mix of single family residential loans decreased to 9% as compared to 21% over the same period. The shift in the mix of our loan portfolio was caused by the implementation of our portfolio remix strategy which resulted in a reduction in single family residential loans included in our loans held-for-investment portfolio. Throughout the year ended December 31, 2005, we designated as held-for-sale and sold for cash gains those single family residential loans that did meet our internal profitability criteria. The single family residential loans sold throughout the year were replaced with the origination or purchase of higher yielding multi-family residential and commercial real estate loans. Construction and land loans decreased to 6% of the loan portfolio as of December 31, 2005 compared to 7% as of December 31, 2004. Fundings of construction and land loans increased significantly during the year ended December 31, 2005 as compared to 2004. However, the construction and land loan segment of the portfolio did not grow in proportion to loan fundings as all amounts have not been disbursed to the borrowers as of December 31, 2005. Construction and land loan undisbursed commitments totaled $228.8 million as of December 31, 2005. See “Business—Lending Activities” in Item 1 hereof.

The average loan balances of our multi-family, commercial real estate, construction, land and single family residential loans held-for-investment at December 31, 2005 were $1.3 million, $1.5 million, $1.8 million, $1.6 million and $849,000, respectively.

Loans Held-for-Sale   Loans held-for-sale totaled $24.0 million as of December 31, 2005 as compared to $976,000 at December 31, 2004. Loans held-for-sale at December 31,2005 are comprised of multi-family residential loans we intend to sell under the FNMA MFlex Product Line or due to loans-to-one-borrower limitations in addition to one multi-family residential loan totaling $963,000 that is held by CCM. At December 31, 2004, loans held-for-sale was comprised of primarily single family residential loans that we subsequently sold in the secondary market. The reduction in loans held-for-sale is due to the implementation of the portfolio remix strategy which resulted in the sale of $728.3 million in single family residential loans and the transfer of $168.7 million in single family residential loans to our loans held-for-investment portfolio as of December 31, 2005. As of December 31, 2005, certain loans held-for-sale were transferred back to our held-for-investment portfolio as we no longer intend to sell these loans due to the completion of the portfolio remix strategy.

Deposits.   Total deposits remained consistent at $2.26 billion at December 31, 2005 and 2004. Our emphasis continues to be gathering transaction accounts (i.e., savings accounts, money market accounts and demand deposits). At December 31, 2005, transaction accounts amounted to $1.08 billion, or 48% of total deposits, as compared to $1.23 billion, or 55% of total deposits, at December 31, 2004. The decline in the ratio of transaction accounts from December 31, 2004 is primarily attributable to the acquisition of TIMCOR in February 2005, since deposit balances at December 31, 2004 were separately classified as exchange balances, a component of borrowings, upon closing of the acquisition. At December 31, 2004, TIMCOR had $151.6 million on deposit with the Bank. Of our transaction accounts at December 31, 2005, the majority was from Orange, Los Angeles, Ventura, Riverside and San Diego counties, with business deposits accounting for $360.9 million or 33% of the total transaction account deposits as compared to $360.3 million or 29% at December 31, 2004. The increase in business transaction accounts is the result of continued growth in the FSG formed by the Bank in 2003. See “Business—Sources of Funds—Deposits” in Item 1 hereof.

Borrowings.   A significant source of funds consists of borrowings, primarily FHLB advances, exchange balances, fed funds purchased and other short-term debt instruments and junior subordinated debentures. Total borrowings amounted to $2.44 billion at December 31, 2005 and $2.09 billion at December 31, 2004.

Advances from the FHLB of San Francisco amounted to $1.60 billion at December 31, 2005 and $1.86 billion at December 31, 2004. Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Bank utilizes FHLB of San Francisco advances as a funding source for its banking operations due to the attractive interest rates currently offered by the FHLB of San Francisco and to manage its interest rate risk by utilizing various maturities made available through the FHLB of San Francisco. At December 31, 2005, the Bank’s total FHLB advances included $977.0 million of advances with put features. Putable advances provide the FHLB of San Francisco with the option to cause the Bank to repay these advances, prior to stated maturity. Putable Advances are offered at rates that are significantly lower than other FHLB advances of similar duration or maturity and other alternative wholesale funding sources. The Bank’s putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At December 31, 2005, excluding net acquisition premiums, we anticipate approximately $1.30 billion of advances from the FHLB of San Francisco will mature or reprice within the next twelve months. See “Business—Sources of Funds—Borrowings” in Item 1 hereof and “—Asset and Liability Management.”

With the acquisitions of TIMCOR and NAEC in 2005, exchange balances are reflected as component of borrowings in our Statement of Financial Condition. Exchange balances totaled $623.3 million at December 31, 2005. Exchange balances represent amounts due to the clients of TIMCOR’s and NAEC’s at the completion of the client’s 1031 exchange transaction. We pay interest on exchange balances pursuant to the individual exchange transaction agreements. Interest rates determined for exchange balances are primarily dependent upon the cash balance and duration of the exchange transaction. However, exchange clients may elect to forgo interest payments entirely and in return we typically assess a lower exchange fee on the exchange transaction. The average rate on exchange balances at December 31, 2005 was 0.92%. We treat the exchange balances of TIMCOR and NAEC in a similar manner to deposits from our other third party commercial fiduciaries. Because TIMCOR and NAEC are 100% owned and controlled by Commercial Capital Bancorp, we direct all of these balances to the Bank, thereby providing the Bank with an alternative to other short and mid-term wholesale borrowings. As such, we view exchange balances as a relative stable source of transaction deposits for the Bank with a longer duration than our other retail transaction deposits. We view exchange balances as being less interest rate sensitive in comparison to our other borrowings and certificates deposit. In 2005, we utilized exchange balances to pay down certain of our higher-cost FHLB advances. See “Business—Sources of Funds—Borrowings” in Item 1 hereof and “—Asset and Liability Management.”

Fed funds purchased totaled $72.0 million as of December 31, 2005 as compared to $101.0 million at December 31, 2004. The Bank purchases fed funds for short term funding needs from the FHLB of San Francisco and from other internally approved financial institutions. See “Business—Sources of Funds—Borrowings” in Item 1 hereof and “—Asset and Liability Management.”

Junior subordinated debentures amounted to $150.0 million at December 31, 2005 and $135.1 million at December 31, 2004. In January 2004, we adopted FIN 46R which resulted in the deconsolidation of the trust subsidiaries that issue trust preferred securities and changed our classification of the related debt from trust preferred securities to junior subordinated debentures. The increase at December 31, 2005 as compared to December 31, 2004 is attributable to the issuance of  $15.5 million of junior subordinated debentures to an unconsolidated trust subsidiary, CCB Capital Trust IX, in February 2005. The junior subordinated debentures issued in 2005 have an interest rate fixed for five years, after which the rate will reset quarterly, indexed to three month LIBOR plus 178 basis points. The initial fixed interest rate was established at 5.90%. The net proceeds from the offering of $15.0 million was used by Commercial Capital Bancorp for general corporate purposes, including the repurchase of outstanding shares of the Company’s common stock. See “Business—Sources of Funds—Borrowings” in Item 1 hereof.

Stockholders’ Equity.   Stockholders’ equity increased from $625.2 million at December 31, 2004 to $698.1 million at December 31, 2005. We issued 1,192,205 shares of common stock, valued at $25.3 million, in connection with the acquisition of TIMCOR. In accordance with the acquisition agreement, an aggregate of 681,260 shares was placed in escrow of which 340,630 shares were subject to certain contingencies. In November 2005, certain of the contingencies lapsed allowing for the release of 170,315 shares and the remainder of shares were released in February 2006. At December 31, 2005, the remaining 170,315 contingent shares were excluded from our outstanding shares until such contingencies were satisfied. The increase in stockholders’ equity also reflects the $74.3 million in net income for the year ended December 31, 2005, partially offset by a $5.1 million increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $14.2 million due to the exercise of stock options, warrants and the net delivery of restricted stock awards. For the year ended December 31, 2005, we repurchased a total of 1,036,400 shares under announced repurchase plans at an average price of $19.39, which resulted in a $20.1 million reduction of equity. In October 2005, we announced that our Board of Directors authorized a third stock repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock. This program will take effect upon completion of the current stock repurchase plan, which was authorized in January 2005.

During 2005, we paid cash dividends aggregating $15.6 million to our stockholders as compared to $4.9 million during 2004. Our book value and tangible book value per share increased from $11.47 and $4.80 at December 31, 2004, respectively, to $12.36 and $5.23 at December 31, 2005, respectively.

Results of Operations

General.   Our results of operations have historically been derived primarily from the results of two of our wholly owned subsidiaries, the Bank and prior to 2005, CCM, with current year operations supplemented by TIMCOR, which was acquired on February 17, 2005, and NAEC which was acquired on May 24, 2005. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our banking operations which include retail banking fees, loan related fees, gains on sale of loans and other fees and, during 2005, TIMCOR and NAEC contributed to noninterest income through 1031 exchange fees. Other factors contributing to our results of operations include our provisions for or recapture of the allowance for loan losses, gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and miscellaneous other operating expenses.

We reported net income of $74.3 million, $56.3 million, and $20.4 million for the years ending December 31, 2005, 2004 and 2003, respectively. The increase in net income for the year ended December 31, 2005 compared to December 31, 2004 primarily reflects a significant increase in net interest income resulting from the full effect of an increase in interest-earning assets due to the Hawthorne acquisition and the impact of the $8.1 million recapture of allowance for loan losses recorded in 2005. The significant increase in net income from December 31, 2003 to December 31, 2004 was primarily due to the Hawthorne acquisition in June 2004. During the year ended December 31, 2005, we reported a return on average tangible assets of 1.54% and a return on average tangible stockholders’ equity of 26.61%, as compared to a return on average tangible assets of 1.65% and a return on average tangible stockholders’ equity of 31.14% for the year ended December 31, 2004 and a return on average tangible assets of 1.59% and a return on average tangible stockholders’ equity of 26.53% for the year ended December 31, 2003.

Net Interest Income

Net interest income, which is one of our primary sources of income, is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning asset and interest-bearing liabilities. The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information for 2005 and 2004 is based on average daily balances while certain information prior to 2004 with respect to Commercial Capital Bancorp and CCM is based on average month-end balances during the indicated periods. Footnote 7 presents certain information excluding the net effect of the amortization or accretion of premiums and discounts resulting from the purchase accounting adjustments associated with the Hawthorne acquisition. We believe that by excluding the effects of purchase accounting adjustments, this more clearly depicts the economic aspects of our interest rate spread and net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,133,437	$238,173	5.76%	$2,706,840	$146,685	5.42%	$751,004	$43,878	5.84%
Securities(2)	442,145	19,338	4.37	537,505	23,058	4.29	463,319	21,005	4.53
FHLB stock	91,914	4,058	4.41	70,565	2,811	3.98	28,459	1,240	4.36
Cash and cash equivalents(3)	10,423	302	2.90	5,703	82	1.44	5,014	51	1.02
Total interest-earning assets	4,677,919	261,871	5.60	3,320,613	172,636	5.20	1,247,796	66,174	5.30
Noninterest-earning assets	547,836			300,211			50,128
Total assets	$5,225,755			$3,620,824			$1,297,924
Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$912,564	18,654	2.04	$818,594	13,864	1.69	$278,354	6,050	2.17
Certificates of deposit	1,058,664	30,108	2.84	757,734	12,273	1.62	209,913	4,049	1.93
Total deposits	1,971,228	48,762	2.47	1,576,328	26,137	1.66	488,267	10,099	2.07
FHLB advances	1,649,162	43,863	2.66	1,398,274	27,731	1.98	544,944	10,975	2.01
Exchange balances	533,120	4,566	0.86	—	—	—	—	—	—
Junior subordinated debentures/ Trust preferred securities	148,918	9,475	6.36	102,372	5,005	4.89	37,349	1,876	5.02
Other Borrowings(5)	70,555	2,278	3.23	49,467	741	1.50	122,219	1,990	1.63
Total interest-bearing liabilities	$4,372,983	108,944	2.49	$3,126,441	59,614	1.91	$1,192,779	24,940	2.09
Noninterest-bearing deposits/Cost of funds(6)	130,913		2.42	71,884		1.86	8,649		2.08
Other noninterest-bearing liabilities	51,299			27,678			6,472
Total liabilities	$4,555,195			$3,226,003			$1,207,900
Stockholders’ equity	670,560			394,821			90,024
Total liabilities and stockholders’ equity	$5,225,755			$3,620,824			$1,297,924
Net interest-earning assets	$304,936			$194,172			$55,017
Net interest income/interest rate spread(7)		$152,927	3.11%		$113,022	3.29%		$41,234	3.21%
Net interest margin(7)			3.27%			3.40%			3.30%

(1)              The average balance of loans receivable includes loans held for sale and is presented without reduction for the allowance for loan losses.

(2)              Consists of mortgage-backed securities and U.S. government securities, which are classified as held-to-maturity and available-for-sale, excluding gains or losses on securities classified as available-for-sale.

(3)              Consists of cash in interest-earning accounts and federal funds sold.

(4)              Consists of savings, money market accounts, and other interest-bearing deposits.

(5)              Consists of securities sold under agreements to repurchase, federal funds purchased, warehouse line of credit and other short-term borrowings.

(6)              Cost of funds represents the ratio of interest expense to total interest-bearing liabilities and noninterest-bearing deposits.

(7)              The following tables exclude the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments associated with the Hawthorne acquisition for the years ended December 31, 2005 and 2004, respectively:

	Year Ended December 31, 2005 as Reported			Excluding Premium/ Discount Effect		Year Ended December 31, 2005 as Adjusted
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Total loans	$4,133,437	$238,173	5.76%	$4,695	$(4,339)	$4,138,132	$233,834	5.65%
Total interest-earning assets	4,677,919	261,871	5.60	4,695	(4,339)	4,682,614	257,532	5.50
Certificates of deposit	1,058,664	30,108	2.84	(1,269)	1,171	1,057,395	31,279	2.96
Total interest-bearing deposits	1,971,228	48,762	2.47	(1,269)	1,171	1,969,959	49,933	2.53
FHLB advances	1,649,162	43,863	2.66	141	(126)	1,649,303	43,737	2.65
Junior subordinated debentures	148,918	9,475	6.36	(2,311)	581	146,607	10,056	6.86
Total interest-bearing liabilities	$4,372,983	$108,944	2.49	(3,439)	1,626	$4,369,544	$110,570	2.53
Cost of funds			2.42%					2.46%
Net interest income/interest rate spread		$152,927	3.11		(5,965)		$146,962	2.97
Net interest margin			3.27%					3.14%

	Year Ended December 31, 2004 as Reported			Excluding Premium/ Discount Effect		Year Ended December 31, 2004 as Adjusted
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Balance	Interest	Average Yield/ Cost
Total loans	$2,706,840	$146,685	5.42%	$7,430	$(4,666)	$2,714,270	$142,019	5.23%
Total interest-earning assets	3,320,613	172,636	5.20	7,430	(4,666)	3,328,043	167,970	5.05
Certificates of deposit	757,734	12,273	1.62	(1,807)	2,391	755,927	14,664	1.94
Total interest-bearing deposits	1,576,328	26,137	1.66	(1,807)	2,391	1,574,521	28,528	1.81
FHLB advances	1,398,274	27,731	1.98	1	(73)	1,398,275	27,658	1.98
Junior subordinated debentures	102,372	5,005	4.89	(1,589)	333	100,783	5,338	5.30
Total interest-bearing liabilities	$3,126,441	$59,614	1.91	(3,395)	2,651	$3,123,046	$62,265	1.99
Cost of funds			1.86%					1.95%
Net interest income/interest rate spread		$113,022	3.29		(7,317)		$105,705	3.05
Net interest margin			3.40%					3.18%

Our interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change,” as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, referred to as a “rate change.”  The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year’s rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year’s volume. The following table sets forth the changes in interest income and expense and the amount of change attributable to changes in volume and rate for the years ended December 31:

Rate/Volume Analysis

	2005 Compared to 2004				2004 Compared to 2003
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$9,286	$77,308	$4,894	$91,488	$(3,181)	$114,271	$(8,283)	$102,807
Securities	451	(4,091)	(80)	(3,720)	(1,129)	3,363	(181)	2,053
FHLB stock	304	851	92	1,247	(106)	1,835	(158)	1,571
Cash and cash equivalents	83	68	69	220	21	7	3	31
Total net change in income on interest-earning assets	$10,124	$74,136	$4,975	$89,235	$(4,395)	$119,476	$(8,619)	$106,462
Interest-bearing liabilities:
Deposits:
Transaction accounts	2,869	1,592	329	4,790	(1,336)	11,742	(2,592)	7,814
Certificates of deposit	9,277	4,874	3,684	17,835	(649)	10,567	(1,694)	8,224
Total deposits	$12,146	$6,466	$4,013	$22,625	$(1,985)	$22,309	$(4,286)	$16,038
FHLB advances	9,459	4,976	1,697	16,132	(168)	17,186	(262)	16,756
Exchange Balances	—	—	4,566	4,566	—	—	—	—
Junior subordinated debentures/Trust preferred securities	1,508	2,276	686	4,470	(50)	3,266	(87)	3,129
Other Borrowings	856	316	365	1,537	(159)	(1,185)	95	(1,249)
Total net change in expense on interest-bearing liabilities	$23,969	$14,034	$11,327	$49,330	$(2,362)	$41,576	$(4,540)	$34,674
Change in net interest income	$(13,845)	$60,102	$(6,352)	$39,905	$(2,033)	$77,900	$(4,079)	$71,788

2005 compared to 2004   Net interest income was $152.9 million in 2005 as compared to $113.0 million in 2004. The increase in net interest income reflects the full impact of the significant increase in interest-earning assets, primarily loans, as a result of the Hawthorne acquisition as well as higher core loan fundings during the period. Our net interest spread declined to 3.11% from 3.29% and our margin declined to 3.27% from 3.40%. The decline in our spread and our margin is primarily the result of a faster increase in the cost of our interest-bearing liabilities over our interest-earning assets for the year, coupled with the declining impact of the Hawthorne purchase accounting adjustments. Short-term interest rates increased throughout 2005, which resulted in an increase in the cost of our short-term borrowings and deposits. Our cost of funds increased faster than our yield on interest-earning assets the majority of our interest-earning assets are indexed to weighted average indices, such as the 12MAT index, which reflects the actual movements market rates on a lag basis. Excluding the impact of the Hawthorne acquisition, our net interest spread declined only eight basis points to 2.97% from 3.05% and our net interest margin declined four basis points to 3.14% from 3.18%. The impact of the Hawthorne purchase accounting adjustments to our net interest margin and net interest spread declined during 2005 as compared to 2004 due to a decline in the related amortization and accretion associated with the interest-earning assets and interest-bearing liabilities acquired in the Hawthorne acquisition. We anticipate the impact of the Hawthorne purchase accounting adjustments on our net interest margin and net interest spread to continue to decline over time.

Interest income was $261.9 million in 2005 as compared to $172.6 million in 2004. The increase in interest income reflects the increases in average interest-earning assets, primarily loans, higher loan yields and higher core loan fundings during the year. The average total loans increased $1.43 billion as the full impact of the Hawthorne acquisition in 2004 was reflected in 2005 coupled with an increase in core loan fundings during the year. Core loan fundings totaled $2.45 billion in 2005 an increase of 45% over the total volume in 2004. The total yield on interest-earning assets increased to 5.60% from 5.20% primarily as a result of increasing loan yields. Loan yields increased to 5.76% from 5.42% due to the rise in interest rates over the period, causing the related loan indices to rise. During 2005, the Federal Reserve increased interest rates 200 basis points.

Interest income on securities was $19.3 million in 2005 compared to $23.1 million in 2004. Interest income on securities declined, as the increase in rates associated with securities available-for-sale was more than offset by a decline in the average balance. The securities portfolio has continued to run-off during year as cash generated from these assets has been reinvested in higher yielding loans. In 2005, there were no purchases or sales of securities and the portfolio experienced $98.3 million in repayments or prepayments.

Interest expense was $108.9 million in 2005 as compared to $59.6 million in 2004. The increase in interest expense was primarily due to higher rates on our interest-bearing deposits and borrowings. The increase in deposit interest expense was primarily caused by an increase in rates on certificates of deposits. The cost of borrowings was also adversely impacted as the repricing of junior subordinated debentures and the replacement of maturing FHLB advances at higher rates more than offset the benefits provided by the lower cost exchange balances added in 2005. The total cost of our interest-bearing liabilities increased 58 basis points from 1.91% to 2.49% and our cost of funds increased 56 basis points from 1.86% to 2.42%. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest-bearing liabilities would have increased 54 basis points from 1.99% to 2.53% during the year.

Interest expense on deposits was $48.8 million in 2005 as compared to $26.1 million in 2004. The increase in interest expense on deposits is primarily the result of an increase in market rates during the period, coupled with higher average deposit balances as a result of the Hawthorne acquisition as well as growth in our deposit franchise and increased mix of higher-costing certificates of deposit. Deposit rates increased 81 basis points from 1.66% to 2.47% during the period primarily due to increases in market rates in 2005. The mix of certificate of deposits increased as a percentage of total interest-bearing deposits as average transaction accounts declined from 52% of average total interest-bearing deposits to 46% of average total interest-bearing deposits. This shift in mix was partially attributable to the acquisition of TIMCOR in February 2005 as $151.6 million of balances previously reflected as transaction deposits in 2004 were classified as exchange balances, a component of borrowings, in 2005.

Interest expense on borrowings, which consist of FHLB advances, exchange balances, junior subordinated debentures and other borrowings, was $60.2 million in 2005 compared to $33.5 million in 2004. The increase in interest expense on borrowings was primarily due to higher average rates paid on borrowings as a result increases in short and intermediate term interest rates during the period. However, the increase in borrowing costs was partially offset by the low-cost exchange balances that were used as an alternative funding source to higher cost FHLB advances in 2005.

2004 compared to 2003   Net interest income was $113.0 million in 2004 compared to $41.2 million in 2003. The significant increase in net interest income reflects the substantial increase in interest-earning assets, primarily loans, during the period. Our net interest spread increased from 3.21% to 3.29% and our net interest margin increased from 3.30% to 3.40% primarily as the result of a faster decline in the cost of our total interest-bearing liabilities over our interest-earning assets during the year, coupled with a favorable impact from the amortization and accretion of Hawthorne purchase accounting adjustments. Excluding the net effects of amortization or accretion of premiums and discounts resulting from the Hawthorne purchase accounting adjustments, the net interest spread and the net interest margin in 2004 was 3.05% and 3.18%, respectively.

Interest income was $172.6 million in 2004 compared to $66.2 million in 2003. The increase in interest income reflects the increases in average interest-earning assets, primarily loans, resulting from the Hawthorne acquisition in June 2004 as well as the growth in our core loan fundings during year. Average interest-earning assets increased $2.07 billion and average total loans increased $1.96 billion from 2003 to 2004 primarily due to the acquisition of Hawthorne. Further, we retained $1.69 billion in core loan fundings in 2004 as compared to $768.0 million in 2003. Yields on average interest-earning assets declined from 5.30% to 5.20% primarily as a result in the decline in average loan yields. The average yield earned on our loans receivable declined to 5.42% from 5.84%. The decline in the average yield from 2003 to 2004 reflected the overall decrease in market rates of interest that occurred over the period.

Interest income on securities was $23.1 million in 2004 compared to $21.0 million in 2003. Interest income on securities increased during the period as the effect on interest income of the decrease in rates over the period was offset by the overall increase in the average balance of securities. The decrease in the average yield during the period was due to a combination of the general decline in market rates of interest as well as a shortening of the duration of our securities portfolio during the period. During the year ended December 31, 2004, we purchased $514.8 million of securities, including those acquired in the Hawthorne acquisition, and sold or experienced repayments or prepayments of $610.6 million and shifted the mix of our investment portfolio towards adjustable-rate mortgage-backed securities with initial fixed rate terms of five or seven years. Included in the purchases and sales during 2004 was $331.1 million in securities acquired in the Hawthorne acquisition, which were sold in conjunction with the merger closing.

Interest expense was $59.6 million in 2004 compared to $24.9 million in 2003. Our interest expense increased significantly due to increased funding requirements to support our balance sheet growth, which resulted from the Hawthorne acquisition in 2004. The total cost of our interest-bearing liabilities decreased 18 basis points from 2.09% to 1.91% and our cost funds decreased 22 basis points from 2.08% to 1.86%. Excluding the net effect of the amortization or accretion of premiums or discounts resulting from the purchase accounting adjustments due to the Hawthorne acquisition, our rate on interest-bearing liabilities would have been 1.99% in 2004.

Interest expense on deposits was $26.1 million in 2004 compared to $10.1 million in 2003. Our average balance of interest-bearing deposits increased from $488.3 million to $1.58 billion primarily due to the Hawthorne acquisition in 2004. The effect on interest expense of the increase in the average balance of deposits was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during the period. The average rate paid on interest-bearing deposits declined from 2.07% to 1.66%.

Interest expense on borrowings, which consist of FHLB advances, junior subordinated debentures and other borrowings, was $33.5 million in 2004 compared to $14.8 million in 2003. The increase in interest expense on borrowings is primarily due to higher average balances. Our average borrowings balance has increased from $704.5 million to $1.55 billion. The increase in 2004 in average borrowings was primarily due to the Hawthorne acquisition in June 2004. The average rate paid on borrowings increased to 2.16% from 2.11%. The increase reflects the increases in short-term market rates experienced in the latter half of 2004 coupled with increased volume of borrowings resulting from the Hawthorne acquisition and borrowings to support our continuing loan growth.

Provision for Loan Losses.   We recorded an $8.1 million recapture of allowance for loan losses for the year ended December 31, 2005 as compared to provisions for loan losses of zero and $1.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded a recapture in 2005 as the result of: identifying and transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale at March 31, 2005; selling $101.1 million of the Bank’s 12MAT monthly adjustable, single family residential loans in the first quarter of 2005; and management reducing the overall loss factor for single family residential loans. The classification of loans as held-for-sale accounted for $6.5 million of the total recapture of allowance for loan losses while the first quarter single family residential loan sales accounted for $1.0 million. The adjustment in the single family residential loss factor accounted for approximately $600,000 of the total recapture of the allowance for loan losses and was based on management’s assessment of the overall credit quality of the remaining single family residential loan portfolio held-for-investment. Management’s assessment considered the following qualitative factors: the decline in the credit concentration level of the single family loan portfolio from 21% at December 31, 2004 to 6% at March 31, 2005; an increase in the weighted average seasoning of the remaining single family loans held for investment; a decrease in the average loan size of the remaining single family loans held-for-investment and a significant decline in the volume of new single family loan originations classified as held-for-investment due to the implementation of our portfolio remix strategy providing for the sale of the majority of new single family residential loan originations into the secondary market. Management determined additional provisions were not required in 2005 as the increased multi-family concentration levels during the remaining nine months of 2005 were offset by improvements in the overall credit risk profile of the single family portfolio in addition to a decline in construction and land loan loss factors resulting from the impact of our improved construction loan administration process coupled with a greater depth of management experience in administering these types of loans.

Management believes that its allowance for loan losses at December 31, 2005 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination. See “Business-Asset Quality-Allowance for Loan Losses” in Item 1 hereof.

Noninterest Income.   The following table sets forth information regarding our noninterest income for the periods shown.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Noninterest income:
Loan related fees	$5,268	$5,194	$1,265
Retail banking fees	2,112	1,347	86
Mortgage banking fees	416	566	740
1031 Exchange fees	4,641	—	—
Gain on sale of loans	5,429	4,022	2,168
Gain on sale of securities	—	2,152	3,815
Bank-owned life insurance	3,132	1,390	617
Other income	3,149	416	478
Total noninterest income	$24,147	$15,087	$9,169

2005 compared to 2004

Total noninterest income was $24.1 million in 2005 as compared to $15.1 million in 2004, resulting in an increase of $9.1 million or 60%. The increase in total noninterest income primarily due to a $4.6 million increase in 1031 exchange fees, $1.4 million increase in gain on sale of loans, a $1.7 million increase in income from bank-owned life insurance and a $2.7 million increase in other noninterest income. These increases were partially offset by a $2.2 million decline in gains on sale of securities. Fee income earned from 1031 exchange transactions has been included in noninterest income since the close of the TIMCOR acquisition on February 17, 2005 and the NAEC acquisition on May 24, 2005. Fees are recognized as income when received from 1031 exchange clients upon completion of the 1031 exchange transaction. Gains on sale of loans increased during the year due to increased volume of loans sales as we completed our loan portfolio remix strategy primarily through the sale lower-yielding single family residential loans acquired in the Hawthorne acquisition. For the year ended December 31, 2005, we sold $731.1 million in single family residential loans and $17.2 million in multi-family residential loans. Multi-family residential loans were sold under FNMA’s MFlex program or due to loans-to-one-borrower limitations. Income from bank-owned life insurance increased in 2005 due to an increase of $65.0 million in our investment in bank-owned life insurance and the receipt of an annual dividend totaling $408,000 on one of the policies acquired from Hawthorne. Other noninterest income included several one-time events in 2005. We recognized $1.0 million related to the release of a litigation reserve that related to an earlier Hawthorne matter in which we received a favorable ruling from an appeals court in 2005. Additionally, we recognized a gain of $811,000 on a sale-leaseback transaction related to a building acquired in the Hawthorne acquisition. The building was sold to a third party in an arms-length transaction and we leased back the space currently occupied by our branch office at prevailing market rates. The sale of the building resulted in a total gain of $1.3 million, however, $511,000 was deferred and will be accreted over the lease term.

2004 compared to 2003

Total noninterest income was $15.1 million in 2004 as compared to $9.2 million in 2003, resulting in an increase of $5.9 million or 65%. The increase in total noninterest income is primarily due to a $3.9 million increase in loan related fees, $1.9 million increase in gain on sale of loans, and a $1.3 million increase in retail banking fees, partially offset by a $1.7 million decline in gain on sale of securities. The increase in loan related fees resulted from higher prepayment fees due to the growth in our loan portfolio. Retail banking fees increased primarily as a result of the addition of the Hawthorne deposit franchise. The increase in gain on sale of loans is due to our strategy to remix the loan portfolio after the Hawthorne acquisition. We sold $182.1 million in primarily lower coupon single family loans for a gain of $4.0 million. In addition, we securitized and sold $27.0 million in single family loans in conjunction with the close of the Hawthorne acquisition for a gain of $1.2 million, which was recorded in gain on sale of securities. Our gain on sale of securities declined overall, as our mortgage-backed securities purchase and sale activities declined during the year.

Noninterest Expenses.   The following table sets forth information regarding our noninterest expenses for the periods shown.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$33,649	$17,930	$8,329
Non-cash stock compensation	2,047	117	353
Occupancy and equipment	8,637	5,301	1,183
Technology	2,774	1,375	384
Marketing	1,977	1,602	827
Professional and consulting	5,521	1,220	806
Insurance premiums and assessment costs	2,365	1,697	505
Loss on early extinguishment of debt	—	1,204	1,301
Merger-related costs	13	1,196	—
Recapture of reserve for unfunded commitments	(1,436)	(400)	—
Amortization of core deposit intangible	651	464	—
Other	12,773	5,946	1,758
Total noninterest expenses	$68,971	$37,652	$15,446

2005 compared to 2004

Total noninterest expense was $69.0 million in 2005 as compared to $37.7 million in 2004, resulting in an increase of $31.3 million or 83%. Our noninterest expenses include the activities of TIMCOR and NAEC following the close of the respective acquisitions in February 2005 and May 2005, respectively. Overall, the increases in our noninterest expenses are due to higher operating costs related to the additional operations from the acquisition of Hawthorne, the acquisitions of TIMCOR and NAEC, and our internal growth in operations, which includes the impact of the new Commercial Banking Division and our litigation defense costs in the Comerica litigation. See Item 3—Legal Proceedings. Total full time equivalent employees increased to 509 at December 31, 2005 from 386 at December 31, 2004. Total noninterest expense includes $5.2 million of direct costs associated with the Commercial Banking Division, which includes $2.2 million of compensation related expenses, $2.9 million of legal and professional expenses associated with the formation of the division and our defense in the Comerica litigation and $100,000 related to other occupancy and operating expenses. Other noninterest expense in 2005 was primarily comprised of expenses associated with the Bank’s investment in and the consolidation of various qualified community development entities and other operational fees associated with our business banking services and loan production.

In addition, we recorded a net recapture of the reserve for unfunded commitments of $1.4 million in 2005. The reserve is a component of other liabilities and the recapture was recorded as a result of a modification in our methodology for calculating the reserve associated with construction loans in addition to multi-family and commercial real estate holdback loans. We adjusted our methodology from a general reserve approach to a more specific and individual loan assessment, which includes impairment analysis. This modification was implemented during the first quarter of 2005 due to the fact that (i) as of March 31, 2005, management had attained more than three quarters of experience with the lending policies, procedures and practices of the segregated construction lending and administration business units acquired in the Hawthorne acquisition and (ii) as of March 31, 2005, 62% of the unfunded construction loan commitments were attributable to construction loan originations subsequent to the Hawthorne acquisition and originated under the Bank’s new lending management, policies and procedures. The methodology used in the prior quarters is considered adequate and reasonable given the related construction loans were originated under Hawthorne’s construction lending platform. Upon review of the construction loans and multi-family and commercial real estate holdback loans, management determined that there was minimal inherent credit risk related to these unfunded commitments. The remaining reserve at December 31, 2005 is for the undisbursed commitments on commercial business lines of credit and home equity lines of credit.

2004 compared to 2003

Total noninterest expense was $37.7 million in 2004 as compared to $15.4 million in 2003, resulting in an increase of $22.2 million or 144%. Our noninterest expenses in 2004 include the activities of Hawthorne following the close of the acquisition on June 4, 2004. The increase during the year is primarily due to higher personnel and operational costs, including occupancy, technology, marketing and insurance costs largely related to the additional operations acquired from the acquisition of Hawthorne and due to our own internal growth in lending and banking activities. We recorded $464,000 of amortization of the core deposit intangible as a result of the acquisition of Hawthorne. We incurred $1.2 million of merger-related costs during the year due to the cancellation of our data and item processing contracts and to record retention bonuses for certain Hawthorne employees during the transition. We recorded $1.2 million in costs associated with early extinguishment of debt as part of our decision to prepay $214.0 million of FHLB advances during 2004. The effect of the prepayment enabled the Bank to enter into new advances with extended maturities.

Income Taxes.   We recognized $41.9 million, $34.2 million, and $13.2 million of income tax expense during the years ended December 31, 2005, 2004 and 2003. Our effective tax rate was 36.02% for the year ended December 31, 2005 compared to 37.8% for the year ended December 31, 2004 and 39.3% for the year ended December 31, 2003. The decline in our effective tax rate during 2005 compared to 2004 reflects the realization of larger amounts of low income housing and other tax credits generated from our investments in qualified low income community investments under the New Markets Tax Credit provisions of the Code, in addition to increases in tax exempt income, including income earned on bank-owned life insurance, and the realization of a larger amounts of state tax benefits from funding certain multi-family and commercial real estate loans located in California Enterprise Zones.

Asset and Liability Management

General.   Changes in interest rates can have a variety of effects on our business. In particular, changes in interest rates affect our net interest income, net interest margin, net income, the value of our securities portfolio, and the volume of loan fundings.

Our asset and liability management function is under the guidance of the Bank’s ALCO, which includes a number of the Bank’s executive officers. The ALCO meets at least quarterly to review, among other things, the sensitivity of the Bank’s earnings to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of loans, investments and borrowings. In connection therewith, the ALCO reviews the Bank’s liquidity, cash flow needs, the repricing and maturities of loans, investments, deposits and borrowings and current market conditions and interest rates.

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

In addition to quarterly ALCO meetings, the Bank’s management reviews, on an on-going basis, the sensitivity of the Bank’s earnings to interest rate changes in connection with its evaluation of potential loans and securities to be acquired, the pricing of deposits and various forms of borrowings, and other operating and strategic decisions made on behalf of the Bank. During 2005, the Bank formalized a Deposit Pricing Committee that typically meets on a weekly basis. In addition to reviewing rates on savings deposits, this committee also evaluates funding strategies for the Bank. Consequently, the Bank’s management is engaged in a dynamic process of evaluating pricing, volumes and mix of both assets and liabilities as they relate to earnings vulnerability and volatility in varying interest rate environments.

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

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. At December 31, 2005, the Bank’s interest-earning assets which mature or reprice within one year exceeded its interest-bearing liabilities with similar characteristics by $558.4 million, or 10% of total assets. Although monitoring and measuring our interest rate sensitivity gap is an important tool used in managing interest rate risk, gap analysis does not factor the impact of differences in repricing characteristics between interest rate sensitive assets and liabilities, including whether the repricing of interest rate sensitive assets and liabilities is based on a lagging index. Hence, although the Bank has a positive gap as of December 31, 2005, in periods where short-term interest rates rise faster than long-term interest rates, the Bank’s net interest income and net interest margin may be negatively impacted.

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

At December 31, 2005, the Bank’s total loan portfolio was comprised primarily of multi-family residential, commercial real estate, single family residential, construction and land loans. The Bank’s multi-family residential and commercial real estate loans either consist of pure adjustable-rate loans primarily indexed to various CMT (predominately 12MAT) or LIBOR-based indices or are hybrid adjustable rate loans which are fixed for a period of up to ten years and then adjust based on a spread, determined at origination, over the applicable index. Our single family loans are primarily indexed to the one year CMT or 12MAT and are either pure adjustable rate loans or hybrid adjustable rate loans which are fixed for a three, five or seven year period. Construction and land loans are predominately adjustable rate loans indexed to the Prime rate. At December 31, 2005, of the Bank’s $4.36 billion total loan portfolio, $4.31 billion, or 99%, had interest rates which adjust within a five-year period, of which $3.39 billion, or 79%, had interest rates which adjust within a one-year period, based on the scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

The Bank’s securities portfolio consists primarily of U.S. government agency mortgage-backed securities. During 2004, the Bank increased its investment in hybrid agency mortgage-backed securities with contractual 30-year maturities and initial fixed rate periods of five or seven years, adjusting to a current market rate index, either one-year CMT or one-year LIBOR, plus a margin thereafter. The remaining portfolio consists of fixed rate agency mortgage-backed securities with 15 or 20-year contractual maturities. During 2005, the Bank allowed the securities portfolio to run-off and invested the cash received from repayments and prepayments on securities in higher yielding core loan fundings. Of the Bank’s total investment in mortgage-backed securities at December 31, 2005, $214.8 million consisted of Fannie Mae pass-through certificates, $168.0 million consisted of Freddie Mac pass-through certificates and $1.3 million consisted of Ginnie Mae pass-through certificates. The following table sets forth additional information regarding the duration of the Bank’s mortgage-backed securities available-for-sale as of December 31, 2005:

Amount	Percent	Original Maturity in Years	Weighted Average Remaining Term to Maturity in Years	Duration in Years
(Dollars in thousands)
$204,938	53.3%	30	28.1	3.2
140,888	36.7	15	11.8	3.8
38,318	10.0	20	17.1	3.9
384,144	100.0%

The Bank uses borrowings, primarily consisting of FHLB advances, to fund its banking operations in addition to its primary funding source of deposits. FHLB advances allow the Bank the opportunity to extend the duration of its interest-bearing liabilities at an attractive cost. At December 31, 2005, the Bank’s FHLB advances included $977.0 million of putable advances and $620.2 million of fixed or overnight advances. Putable advances provide the FHLB of San Francisco with the option to cause the Bank to repay these advances, prior to stated maturity. Putable advances are offered at rates that are significantly lower than other FHLB advances of similar duration or maturity and other alternative wholesale funding sources. The Bank’s putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At December 31, 2005, $302.0 million, or 19%, of the Bank’s FHLB advances, excluding the remaining purchase accounting adjustment of $510,000, have scheduled maturity dates or anticipated put dates in excess of one year.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of December 31, 2005, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks(1)	$2,979	$—	$—	$29,864	$32,843
Securities(2)	148,732	112,437	117,845	88,415	467,429
Single family residential loans(3)	293,572	67,573	31,672	1,862	394,679
Multi-family residential loans(3)	2,431,293	500,221	119,053	22,800	3,073,367
Commercial real estate loans(3)	380,074	138,679	55,971	26,941	601,665
Construction loans(3)	198,260	3,977	—	—	202,237
Land loans(3)	74,948	—	—	—	74,948
Commercial business and consumer loans(3)	12,283	—	—	—	12,283
Other assets(4)	—	—	—	537,905	537,905
Total	3,542,141	822,887	324,541	707,787	5,397,356
Liabilities:
Certificates of deposit(5)	$1,104,775	$74,009	$562	$—	1,179,346
Demand deposit—Noninterest bearing	—	—	—	143,390	143,390
Demand deposit—Noninterest bearing: exchange balances(6)	3,475	13,900	17,375	—	34,750
Demand deposit—Interest bearing(7)	7,139	28,555	35,692	—	71,386
Money market checking(8)	185,244	129,670	55,573	—	370,487
Money market saving(8)	186,078	130,255	55,823	—	372,156
Money market: exchange balances(6)	56,061	224,242	280,303	—	560,606
Savings accounts(8)	73,701	51,591	22,110	—	147,402
FHLB advances(9)(10)	1,295,297	275,340	27,169	—	1,597,806
Other borrowings	72,000	—	—	—	72,000
Other liabilities(11)	—	—	—	54,242	54,242
Total	2,983,770	927,562	494,607	197,632	4,603,571
Excess (deficiency) of total assets over total liabilities	$558,371	$(104,675)	$(170,066)	$510,155
Cumulative excess of total assets over total liabilities(12)	$558,371	$453,696	$283,630	$793,785
Cumulative excess of total assets over total liabilities as a percentage of total assets(12)	10.35%	8.41%	5.25%	14.71%

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

(5)           Includes remaining purchase accounting premium of $749,000.

(6)           Includes exchange balances held at the Bank by TIMCOR and NAEC in noninterest-bearing demand and money market deposit accounts. Included in the money market balances are $379.2 million of money market checking and $181.4 million of money market savings account balances. Exchange deposits held at the Bank by TIMCOR and NAEC are viewed as being a stable source of funds with a longer duration than other core money market accounts. In addition, as Commercial Capital Bancorp directs these balances to the Bank, these deposits are viewed as less interest rate sensitive. As a result, the following allocation of principal balances is assumed: 10% during the first twelve months, 40% during 1-3 years and 50% during 3-5 years.

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

(9)           Includes remaining net purchase premiums of $606,000.

(10)     At December 31, 2005, the Bank had $977.0 million of putable advances with original ten year maturities and varying put dates that take effect one to two years after issuance. Of the total, $952.0 million either currently have, or will have in the future, quarterly put dates at the option of the FHLB and $25.0 million have a one time put date at the option of the FHLB scheduled in 2007. The Bank allocates these putable FHLB advances based on anticipated put or maturity dates taking into consideration the current interest rate environment. As such, $950.0 million are reflected in the above table in accordance with the respective first put dates while $27.0 million of putable advances are reflected at the scheduled maturity date. The Bank’s remaining fixed-rate advances are included in the periods in which they are scheduled to mature.

At December 31, 2005, the following table provides a quarterly summary of the scheduled or anticipated maturities or repricing of the Bank’s FHLB advances, over the next twelve months and weighted average rates, excluding the amortization of remaining purchase accounting adjustments of $97,000:

	Within Three		Four to Six		Seven to Nine		Ten to Twelve		Total Maturing Within Twelve
	Months		Months		Months		Months		Months
	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
	(Dollars in thousands)
Fixed and putable advances	275,000	2.26%	165,000	3.54%	436,000	3.35%	125,000	3.62%	1,001,000	3.14%
Overnight advances	294,200	4.06%	—	—	—	—	—	—	294,200	4.06%
Total	569,200	3.19%	165,000	3.54%	436,000	3.35%	125,000	3.62%	1,295,200	3.35%

(11)     Includes accrued interest payable and other liabilities.

(12)     If the principal balance for all interest-bearing demand deposit, money market checking, money market savings, exchange balance deposits (both demand deposits and money market) and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $486.7 million, or 9% of total assets.

In addition to the Bank’s interest sensitive assets and liabilities shown in the table above, Commercial Capital Bancorp has also issued approximately $148.0 million of junior subordinated debentures through its unconsolidated trust subsidiaries, excluding $2.0 million of acquisition premium. As of December 31, 2005, approximately $123.2 million is expected to reprice during the next twelve months, $15.5 million within the next 3-5 years and $9.3 million over 5 years.

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

As a result of the foregoing limitations, the Bank also uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors and caps, scheduled and unscheduled repayment of principal, redirection of the cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income, in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in all interest rate scenarios (flat, rising and declining) than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2005 would increase projected higher net interest income by 1.0%, resulting from higher levels of interest-earning assets. A parallel decline in interest rates of 200 basis points would increase the projected higher net interest income by 3.2% reflecting the benefits of the lag in repricing of our interest-earning assets in addition to higher levels of interest-earning assets. Based on the sensitivity analysis performed by the Bank one year earlier at December 31, 2004, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2004 would have a neutral effect on the projected higher net interest income, while a parallel decline in interest rates of 100 basis points would decrease projected net interest income by 1.2%.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with policies established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At December 31, 2005, the Bank had $917.8 million in available FHLB borrowing capacity. Furthermore, we have historically and in the current year been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. At December 31, 2005, the Bank had $877.5 million of unencumbered loans to be borrowed against or sold. At December 31, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate and/or purchase loans of $350.5 million. Certificates of deposit, which are scheduled to mature within one year totaled $1.10 billion, excluding purchase accounting adjustments, at December 31, 2005 and borrowings that are scheduled to mature within the same period, amounted to $1.37 billion, excluding purchase accounting adjustments, at such date.

Liquidity management at the holding company level focuses on Commercial Capital Bancorp’s ability to generate sufficient cash to fund its operating expenses, meet our debt service obligations on its junior subordinated debentures and other cash needs, including the payment of cash dividends on our common stock and the buyback of common stock. At December 31, 2005, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $11.3 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded by cash and liquid investments at Commercial Capital Bancorp, which amounted to $24.7 million at December 31, 2005. In addition, the Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the OTS could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. As of December 31, 2005, the Bank could dividend up to $148.2 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.

Capital Resources.   The following table reflects the Bank’s actual levels of regulatory capital as of December 31, 2005 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$470,879	12.5%	$301,762	8.0%	$377,202	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	442,174	11.7	150,881	4.0	226,321	6.0
Tier I (core) capital (to adjusted assets)(1)	442,174	8.8	202,022	4.0	252,528	5.0
Tangible capital (to tangible assets)(1)	442,174	8.8	75,758	1.5	N/A	N/A

(1)          Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $5.05 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $3.77 billion.

(2)          See “Business—Regulation of Commercial Capital Bank—Regulatory Capital Requirements and Prompt Corrective Action” in Item 1 hereof.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual cash obligations, excluding deposits and exchange balances, as of December 31, 2005:

	Payment due period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Contractual cash obligations:
FHLB advances(1)(2)	$1,597,200	$1,295,200	$275,000	$27,000	$—
Fed funds	72,000	72,000	—	—	—
Junior subordinated debentures(3)	147,963	—	—	—	147,963
Premises lease obligations	27,006	5,278	10,215	6,371	5,142
Total contractual cash obligations	$1,844,169	$1,372,478	$285,215	$33,371	$153,105

(1)          Excludes remaining net purchase premiums of $606,000.

(2)          Consists of putable advances, which have an original ten-year maturities and varying put dates that take effect one to two years after issuance. Of the total, $952.0 million either currently have, or will have in the future, quarterly put dates at the option of the FHLB and $25.0 million have a one time put date at the option of the FHLB scheduled in 2007. The Bank allocates these putable FHLB advances based on anticipated put or maturity dates taking into consideration the current interest rate environment. As such, $950.0 million are reflected in the above table in accordance with the respective first put dates while $27.0 million of putable advances are reflected at the scheduled maturity date. The Bank’s remaining fixed-rate advances are included in the periods in which they are scheduled to mature.

(3)          Excludes purchase premiums of $2.0 million.

In the normal course of business, we enter into off-balance sheet arrangements consisting of commitments to fund real estate loans and lines of credit. The following table presents these off-balance sheet arrangements at December 31, 2005:

	Amount of Commitment Expiration Per Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Loan commitments:
Lines of credit	$27,843	$23,200	$2,650	$3	$1,990
Multi-family and commercial real estate loans	61,870	55,916	4,416		1,538
Construction and land loans	244,174	62,748	176,324	—	5,102
Single-family loans	16,586	12,944	—	—	3,642
Total loan commitments	$350,473	$154,808	$183,390	$3	$12,272

See “—Liquidity and Capital Resources” for discussion regarding the impact of these off-balance sheet arrangements on our liquidity and capital resources. See notes 1 and 14 to our consolidated financial statements in Item 8 hereof for information on how we account for these loan commitments.

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

In November 2005, the FASB issued FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115”), which replaced the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). FSP 115 effectively eliminates the accounting guidance provided in

EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44 and carries forward the disclosure requirements of EITF 03-1. The FSP is for reporting periods beginning after December 15, 2005. The adoption of FSP 115 is not expected to have a material impact on our consolidated financial statements and the disclosure requirements are already reflected in note 3 of the Notes to the Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 80.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Commercial Capital Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Commercial Capital Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Commercial Capital Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Commercial Capital Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Commercial Capital Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Capital Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commercial Capital Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California
March 10, 2006

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$33,735	$16,961
Securities available-for-sale	384,144	491,265
Federal Home Loan Bank stock, at cost	84,788	96,046
Loans, net of allowance for loan losses of $28,705and $36,835	4,311,577	3,913,804
Loans held-for-sale	23,961	976
Premises and equipment, net	15,838	10,318
Accrued interest receivable	21,909	17,120
Goodwill	397,164	357,367
Core deposit intangible	5,251	5,902
Bank-owned life insurance	114,409	46,277
Affordable housing investments	33,035	36,719
Other assets	28,843	31,169
	$5,454,654	$5,023,924
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$141,597	$97,931
Interest-bearing:
Demand	71,386	78,003
Money market checking	348,137	473,344
Money market savings	372,230	245,306
Savings	147,386	336,474
Certificate of deposits	1,179,346	1,025,723
	2,260,082	2,256,781
Advances from Federal Home Loan Bank	1,597,806	1,856,349
Exchange balances	623,284	—
Junior subordinated debentures	149,962	135,079
Federal funds purchased	72,000	101,000
Accrued interest payable and other liabilities	53,403	49,499
Total liabilities	4,756,537	4,398,708
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 58,679,083 and 55,549,435; and outstanding 56,487,280 and 54,519,579 shares	57	55
Additional paid-in capital	610,116	561,577
Deferred compensation	(9,288)	(233)
Retained earnings	139,675	81,806
Accumulated other comprehensive loss	(6,865)	(1,733)
Less:
Treasury stock, at cost—2,021,488 shares and 1,029,856 shares	(35,578)	(16,256)
Total stockholders’ equity	698,117	625,216
	$5,454,654	$5,023,924

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per share date)

	Years Ended December 31,
	2005	2004	2003
Interest income on:
Loans	$238,173	$146,685	$43,878
Securities	19,338	23,058	21,005
FHLB stock	4,058	2,811	1,240
Federal funds sold and interest-bearing deposits in other banks	302	82	51
Total interest income	261,871	172,636	66,174
Interest expense on:
Deposits	48,762	26,137	10,099
Advances from Federal Home Loan Bank	43,863	27,731	10,975
Exchange balances	4,566	—	—
Junior subordinated debentures	9,475	5,005	—
Trust preferred securities	—	—	1,876
Other	2,278	741	1,990
Total interest expense	108,944	59,614	24,940
Net interest income	152,927	113,022	41,234
(Recapture of)Provision for allowance for loan losses	(8,109)	—	1,286
Net interest income after (recapture of) provision for allowance for loan losses	161,036	113,022	39,948
Noninterest income:
Loan related fees	5,268	5,194	1,265
Retail banking fees	2,112	1,347	86
Mortgage banking fees	416	566	740
1031 Exchange fees	4,641	—	—
Gain on sale of loans	5,429	4,022	2,168
Gain on sale of securities	—	2,152	3,815
Bank-owned life insurance	3,132	1,390	617
Other	3,149	416	478
Total noninterest income	24,147	15,087	9,169
Noninterest expenses:
Compensation and benefits	33,649	17,930	8,329
Non-cash stock compensation	2,047	117	353
Occupancy and equipment	8,637	5,301	1,183
Technology	2,774	1,375	384
Marketing	1,977	1,602	827
Professional and consulting	5,521	1,220	806
Insurance premiums and assessment costs	2,365	1,697	505
Loss on early extinguishment of debt	—	1,204	1,301
Amortization of core deposit intangible	651	464	—
Merger related expenses	13	1,196	—
Recapture of reserve for unfunded commitments	(1,436)	(400)	—
Other	12,773	5,946	1,758
Total noninterest expenses	68,971	37,652	15,446
Income before income tax expense	116,212	90,457	33,671
Income tax expense	41,863	34,195	13,242
Net income	$74,349	$56,262	$20,429
Basic earnings per share	$1.35	$1.29	$0.70
Diluted earnings per share	1.29	1.21	0.66

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

for the years ended December 31, 2005, 2004 and 2003

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Common stock in treasury	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2002	27,958	28	64,787	(416)	9,984	(357)	3,577	77,603
Comprehensive income:
Net income	—	—	—	—	20,429	—	—	20,429
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	—	(4,938)	(4,938)
Total comprehensive income								15,491
Issuance of common stock, net of costs	750	1	2,789	—	—	—	—	2,790
Exercise of stock options	1,248	1	2,116	—	—	—	—	2,117
Tax benefit from stock options	—	—	3,058	—	—	—	—	3,058
Amortization of deferred compensation—restricted stock awards, net of recapture of unvested restricted stock awards	—	—	(160)	416	—	—	—	256
Tax benefit from restricted stock awards	—	—	727	—	—	—	—	727
Balance, December 31, 2003	29,956	30	73,317	—	30,413	(357)	(1,361)	102,042
Comprehensive income:
Net income	—	—	—	—	56,262	—	—	56,262
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	—	(372)	(372)
Total comprehensive income								55,890
Common stock issued for acquisition of Hawthorne Financial Corporation (“Hawthorne”)	23,485	24	441,493	—	—	—	—	441,517
Fair value of Hawthorne stock options	—	—	13,605	—	—	—	—	13,605
Fair value of Hawthorne warrants	—	—	17,153	—	—	—	—	17,153
Cash dividends paid on common stock	—	—	—	—	(4,869)	—	—	(4,869)
Common stock repurchased	(832)	—	—	—	—	(15,899)	—	(15,899)
Acquisition of fractional shares due to stock split	(1)	—	(30)	—	—	—	—	(30)
Exercise of stock options	1,265	1	4,802	—	—	—	—	4,803
Tax benefit from stock options	—	—	8,957	—	—	—	—	8,957
Exercise of warrants	625	—	462	—	—	—	—	462
Restricted stock awards	22	—	350	(350)	—	—	—	—
Amortization of deferred compensation—restricted stock awards	—	—	—	117	—	—	—	117
Tax benefit from restricted stock awards	—	—	1,468	—	—	—	—	1,468
Balance, December 31, 2004	54,520	$55	$561,577	$(233)	$81,806	$(16,256)	$(1,733)	$625,216
Comprehensive income:
Net income	—	—	—	—	74,349	—	—	74,349
Other comprehensive loss, net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	—	—	—	—	—	—	(5,132)	(5,132)
Total comprehensive income								69,217
Common stock issued for acquisition of TIMCOR Exchange Corporation (“TIMCOR”)	1,192	1	25,298	—	—	—	—	25,299
Cash dividends paid on common stock	—	—	—	—	(15,644)	—	—	(15,644)
Common stock repurchased	(1,039)	—	—	—	—	(20,158)	—	(20,158)
Exercise of stock options	1,097	1	3,222	—	—	—	—	3,223
Tax benefit from stock options	—	—	6,744	—	—	—	—	6,744
Exercise of warrants	324	—	240	—	—	—	—	240
Restricted stock and share right awards issued	359	—	11,758	(11,758)	—	—	—	—
Treasury stock issued for restricted stock awards	47	—	—	—	(836)	836	—	—
Amortization of deferred compensation restricted stock and share right awards, net of canceled restricted stock awards	(13)	—	(656)	2,703	—	—	—	2,047
Tax benefit from restricted stock awards	—	—	1,933	—	—	—	—	1,933
Balance, December 31, 2005	56,487	57	610,116	(9,288)	139,675	(35,578)	(6,865)	698,117

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$74,349	$56,262	$20,429
Adjustments to reconcile net income to net cash used in operating activities:
Recapture of allowance for loan losses	(8,109)	—	1,286
Recapture of allowance for unfunded commitments	(1,436)	—	—
Core deposit intangible amortization	651	464	—
Hawthorne purchase accounting adjustments	(5,391)	(7,292)	—
Depreciation and amortization	6,402	4,310	3,866
Stock compensation expense	2,047	117	353
Stock dividend from Federal Home Loan Bank	(4,058)	(2,811)	(1,240)
Bank-owned life insurance income	(3,132)	(1,390)	(617)
Deferred taxes	19,059	18,334	2,340
Gain on sale of mortgage servicing rights	(105)	—	—
Gain on sale of securities	—	(2,152)	(3,815)
Gain on sale of loans	(5,429)	(4,022)	(2,168)
Gain on sale of other assets	(811)	—	—
Loss on early extinguishment of debt	—	1,204	1,301
Origination of loans held-for-sale, net of principal payments	(213,865)	(2,606)	(150,185)
Proceeds from sales of loans held-for-sale	746,795	124,969	155,824
(Increase) decrease in accrued interest receivable and other assets	(5,151)	24,016	(1,809)
Increase (decrease) in accrued interest payable and other liabilities	16,356	(20,270)	(968)
Other, net	1,567	1,048	5,274
Net cash provided by operating activities	619,739	190,181	29,871
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(183,690)	(737,426)
Proceeds from sales of securities available-for-sale	—	512,229	327,658
Proceeds from maturities and repayments of securities	96,755	97,938	149,453
Proceeds from sales of securities held to maturity	—	—	2,304
Purchases of Federal Home Loan Bank stock	(961)	(16,538)	(24,804)
Redemption of Federal Home Loan Bank stock	16,207	1,225	—
Proceeds from sales of loans	7,252	60,726	—
Origination and purchase of loans, net of principal payments	(873,849)	(825,152)	(580,561)
Purchases of leasehold improvements and equipment	(5,220)	(4,690)	(961)
Purchase of bank-owned life insurance	(65,000)	(653)	(8,851)
Purchase of affordable housing investments	(15,456)	(5,246)	(4,408)
Cash acquired from Hawthorne, net	—	20,091	—
Cash acquired from Timcor	303,486	—	—
Cash acquired from NAEC, net	205,844	—	—
Net cash used in investing activities	(330,942)	(343,760)	(877,596)
Cash flows from financing activities:
Net increase (decrease) in deposits	4,472	(142,704)	333,317
Proceeds from Federal Home Loan Bank advances	1,155,000	1,118,154	665,500
Repayment of Federal Home Loan Bank advances	(1,413,500)	(831,204)	(133,251)
Net increase in exchange balances	28,344	—	—
Increase (decrease) in other borrowings	(29,000)	12,731	(39,590)
Issuance of junior subordinated debentures/trust preferred securities	15,000	25,000	17,500
Common stock issued	—	—	2,790
Exercise of stock options	3,223	4,803	2,117
Exercise of warrants	240	462	—
Cash dividends paid on common stock	(15,644)	(4,869)	—
Purchase of treasury stock	(20,158)	(15,899)	—
Net cash provided by financing activities	(272,023)	166,474	848,383
Net increase (decrease) in cash and cash equivalents	16,774	12,895	658
Cash and cash equivalents:
Beginning of year	16,961	4,066	3,408
End of year	$33,735	$16,961	$4,066

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$102,546	$65,968	$25,214
Income taxes	13,915	9,750	7,148
Noncash activity:
Securities purchase commitment	—	—	24,934
Securitization of loans	—	26,978	—
Transfer of loans to loans held-for-sale	655,833	106,446	—
Transfer of loans to held-for-investment	169,860	—	—
Supplemental disclosure for the acquisitions of Hawthorne (June 2004), TIMCOR (February 2005) and NAEC (May 2005):
Cash and cash equivalents	526,493	20,098	—
Securities available-for-sale	—	331,135	—
Federal Home Loan Bank stock	—	36,627	—
Loans, net of allowance	67,061	2,228,032	—
Premises and equipment, net	5,080	5,910	—
Accrued interest receivable	111	9,013	—
Goodwill	36,422	344,332	—
Core deposit intangible	—	6,366	—
Bank owned life insurance	—	26,776	—
Affordable housing investments	—	1,758	—
Other assets	445	55,951	—
Deposits	—	(1,756,279)	—
Advances from Federal Home Loan Bank	—	(745,773)	—
Exchange balances	(594,940)	—	—
Junior subordinated debentures	—	(55,513)	—
Accrued interest payable and other liabilities	(1,659)	(36,151)	—
Net assets acquired	$39,013	$472,282	—
Fair value of consideration, including acquisition costs	21,850	472,275	—
Cash paid, including acquisition costs	17,163	7	—
Total consideration paid or issued	39,013	$472,282	—
Fair value of contingent shares held in escrow	7,228	—	—
Total consideration	46,241	$472,282	—

See accompanying notes to consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1) Nature of Operations and Summary of Significant Accounting Policies

(a) Nature of Operations

Commercial Capital Bancorp, Inc. (referred to herein on an unconsolidated basis as “Commercial Capital Bancorp” and on a consolidated basis as the “Company”), a diversified financial institution holding company, conducts operations principally through its subsidiary Commercial Capital Bank, FSB, or the Bank, and secondarily through its subsidiaries TIMCOR Exchange Corporation, or TIMCOR, and North American Exchange Company, or NAEC. The Company provides a full range of banking and financial services to a core customer base of income-property real estate investors, related real estate service companies, other middle market commercial businesses and individuals. The Company’s revenues are predominately derived from providing financing for income property and residential real estate and business customers. Funding for lending and other investing activities is obtained through the acceptance of customer deposits, exchange balances, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco and other borrowing activities.

The Company was formed in June 1999 as a Nevada corporation and became the holding company for the Bank and Commercial Capital Mortgage, or CCM, a mortgage banking company, in December 2000. In July 2002, the Company acquired ComCap, a registered broker dealer, from a related party.

The Bank, formerly Mission Savings and Loan, FA, has been in existence since 1985 and was acquired through a share exchange led by the management team of CCM in January 2000. CCM was formed in April 1998 and operated principally in California as an originator of multi-family loans. In April 2003, the Company realigned its lending operations by moving the origination, underwriting and processing functions, as well as the related personnel, from CCM to the Bank. The realignment, which resulted in the Bank becoming the originator of the Company’s loans, immediately enabled the Bank to hold a significantly increased percentage of its loan originations, while further streamlining the lending process. During 2005, CCM ceased operations completely. In June 2004, the Company acquired Hawthorne, the parent of Hawthorne Savings, headquartered in El Segundo, California. (See note 2). As a result of the Hawthorne acquisition and de novo branching, the Bank now operates 22 banking offices and 10 loan offices throughout California, in addition to one loan office in Chicago, Illinois.

During 2005, the Company acquired TIMCOR on February 17 and NAEC on May 24. TIMCOR and NAEC are leading “qualified intermediaries”, facilitating tax deferred real estate exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code. TIMCOR operates as a wholly owned subsidiary of Commercial Capital Bancorp. TIMCOR is headquartered in Los Angeles, California and has offices located in Houston, Texas; Chicago, Illinois; and Miami, Florida. NAEC operates as a wholly owned subsidiary of TIMCOR and is headquartered in Walnut Creek, California and maintains offices in Long Beach, California and Miami, Florida. Both TIMCOR and NAEC also maintain a presence throughout several other states in the nation. At the acquisition date, TIMCOR and NAEC contributed $594.9 million in exchange balances, which are reflected separately in the Consolidated Statements of Financial Condition.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Beginning in 2004, the Bank has made qualifying equity investments in community development entities, or CDEs, that invest in low-income community projects that qualify under the new markets tax credit provisions of the Code. As the Bank’s investment in the CDEs represents a majority interest, CDEs are reflected as consolidated subsidiaries of the Bank.

The Company has a concentration of operations in California with 98.9% and 99.3% of the Company’s loan portfolio, including loans held-for-sale, located in California as of December 31, 2005 and 2004, respectively. Additionally, the Company’s loan portfolio is concentrated in loans secured by real estate. The Company’s real estate-related loans, including loans held-for-sale, accounted for 99.7% and 99.6% of the total loans at December 31, 2005 and 2004, respectively.

(b) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Commercial Capital Bancorp and its wholly owned subsidiaries. The acquisitions of Hawthorne, TIMCOR and NAEC were accounted for under the purchase accounting method and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. The operating results of the Bank’s consolidated CDE subsidiaries are included in the consolidated financial statements from the respective investment dates. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 29, 2003, the Company completed a three-for-two stock split. On February 20, 2004, the Company completed a four-for-three stock split. Prior period financial information has been restated to reflect these stock splits and other reclassification adjustments to conform to the current year presentation.

(c)  Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, the determination of impairment of intangible assets, stock compensation expense and the provision for income taxes.

(d) Cash and Cash Equivalents

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

Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances as a function of checking account balance levels. The Bank had no cash requirement at December 31, 2005 and 2004.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, the Company maintained restricted cash balances totaling $623,000 and $790,000, respectively, which represented “good faith” deposits from potential borrowers.

(e)  Securities

Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale is based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as accumulated other comprehensive income (loss). Realized gains or losses from the sales of securities are determined on the basis of the cost of specific securities sold and are included in the determination of income. Premiums and discounts on securities are amortized or accreted using the interest method over the expected lives of the related securities.

Unrealized losses on securities available-for-sale are evaluated on at least a quarterly basis to determine whether such declines in value should be considered “other than temporary” and therefore subject to immediate loss recognition in income. Though these evaluations involve certain judgments, an unrealized loss in fair value of a debt or mortgage backed security is generally deemed to be temporary when the decline in fair value below the carrying value is due to changes in interest rates, the Company has the ability and intent to hold the security for a sufficient time to recover the carrying value and there has not been a significant deterioration in the financial condition of the issuer. Ratings by recognized rating agencies may also be considered in determining whether a decline in fair value is “other than temporary”.

(f)  Investment in Federal Home Loan Bank Stock

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

(g)  Loans Held-for-Investment

Loans held-for-investment are stated at the amount of unpaid principal, increased by purchase loan premiums or reduced by unearned fees or purchase loan discounts and an allowance for loan losses.

The allowance for loan losses is comprised of both general and specific valuation allowances, which together represent an amount management considers adequate to absorb incurred losses on existing loans. The total allowance is established through a provision for loan losses charged to expense and loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. In the event management determines that its

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

recorded general valuation allowance, or GVA, is in excess of incurred losses on existing loans, a recovery of previously recorded provisions is credited to income. The GVA is evaluated and established in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies. The GVA is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Office of Thrift Supervision, or OTS, and the Federal Deposit Insurance Corporation, or FDIC, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Specific valuation allowances, or SVA’s, are established for credit losses on individual loans when management determines the recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. Loans held for investment are evaluated for impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure. SFAS No. 114 defines impairment as when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the original terms of the loan agreement. Non-accrual loans and loans which are considered troubled debt restructures, or TDR’s, are typically impaired and analyzed individually for SVAs. Loans designated as impaired are excluded from loan segments evaluated for purposes of the GVA. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

(h) Interest and Fees on Loans

Interest on loans is recognized over the terms of the loans and is calculated using the interest method on principal amounts outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received. Loan prepayment fees are recorded as a component of “Loan related fees” in noninterest income and recognized when earned. Loan origination fees, commitment fees, purchase loan premiums and discounts, and certain direct loan origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the estimated life of the related loan.

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(i)   Loans Held-for-Sale

Loans held-for-sale may include originated single family, multifamily and commercial real estate mortgage loans intended for sale in the secondary market. The loans so designated are carried at the lower of cost or fair value on an aggregate basis. In response to unforeseen events such as changes in regulatory capital requirements, liquidity shortfalls, changes in the availability of sources of funds and excess loan demand by borrowers that could not be controlled immediately by loan price changes, the Company may sell loans which had been held-for-investment. In such occurrences, the loans are transferred at the lower of cost or fair value with any reduction in the loan balance at the transfer date recorded through the allowance for loan losses.

(j)   Gain on Sale of Loans and Mortgage Servicing Rights

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold (or carrying value). The Company capitalizes mortgage servicing rights, or MSRs, when mortgage loans are sold or securitized with servicing rights retained. The fair value of MSRs is included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income.

MSRs are periodically evaluated for impairment and carried at the lower of amortized cost or fair value through the use of valuation allowances. The fair value of the MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources, adjusted for historical performance, are used to determine prepayment speeds, the net cost of servicing per loan, inflation rates and default and interest rates for mortgages. The fair value analysis is performed on a disaggregated basis with loans stratified primarily based on the following characteristics: fixed vs. adjustable rate, loan term and coupon rate. As of December 31, 2005 and 2004, the Company had MSRs totaling approximately $196,000 and $559,000 recorded in “Other Assets” in the Consolidated Statement of Financial Condition with a weighted average amortization period of 41 months. There was no MSR impairment recorded as of December 31, 2005.

(k) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, equipment, computer hardware and software range from three to seven years. Buildings are depreciated over 30 years and improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. The Company reviews all premises and equipment for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the asset.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(l)   Other Real Estate Owned and Other Foreclosed Assets

Other real estate owned, or OREO, and other foreclosed assets represent assets acquired through foreclosure or other proceedings. These assets are held for sale and carried at the lower of cost or the estimated fair value of the assets less estimated costs of disposal. Any write-down to estimated fair value less cost to sell at the time of transfer is charged to the allowance for loan losses. These assets are evaluated regularly by management and reductions of the carrying amount to estimated fair value less estimated costs to dispose are recorded as necessary. The Company did not have any other real estate owned or other foreclosed assets at December 31, 2005 and 2004.

(m)   Goodwill and Core Deposit Intangible

Goodwill represents the excess of purchase price over the fair value of net assets and other identifiable intangible assets acquired by the Company. Any adjustments to the goodwill caused by updated information regarding the fair value of assets and liabilities acquired, are recorded within the maximum allocation period of one year. Goodwill is recorded at the reporting unit level. Reporting units are defined as an operating segment or one level below. The Company views its business as consisting of three reporting units consistent with our segment reporting disclosures (See Note 22). Goodwill is not subject to amortization; however it is evaluated for impairment on an annual basis at the reporting unit level. Management determines impairment by evaluating whether the carrying value of the reporting unit is in excess of its fair value. If the carrying amount of the reporting unit exceeds its fair value then an impairment loss is recorded through earnings to the extent the carrying value of goodwill exceeds its implied fair value. Goodwill is assigned to the Bank, TIMCOR, NAEC, Commercial Capital Bancorp and ComCap. As of December 31, 2005, management is not aware of any circumstances that would indicate potential impairment of goodwill.

The Company recorded a core deposit intangible, approximating $6.4 million, in conjunction with the acquisition of Hawthorne. The core deposit intangible balance is amortized on a straight-line basis over its estimated useful life of 10 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the core deposit intangible is assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2005, no impairment of the core deposit intangible asset was recognized.

(n) Bank-Owned Life Insurance

Bank-owned life insurance is reflected on the Consolidated Statements of Financial Condition at the cash surrender value. Changes in cash surrender value are reflected as a component of noninterest income in the Consolidated Statements of Income.

(o) Affordable Housing Investments

The Company owns limited interests in eight limited partnerships and majority interests in six CDEs used for the purpose of investing in affordable housing projects. One of the purposes of these investments is to obtain the benefits of federal and state tax credits associated with qualified affordable housing projects. Each of the partnerships and CDEs must meet certain federal and state regulatory requirements for affordable housing projects for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships or CDEs cease to qualify

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. However, the Company does not currently anticipate the need to recapture these investments or related tax credits. The Company’s investments in limited partnerships are being amortized over the life of the related tax credits, which approximates ten years. The Company’s investments in CDEs, over which the Company has significant influence, are consolidated. Minority interest is reflected in “Other liabilities’’ in the Consolidated Statements of Financial Condition and “Other’’ noninterest expense in the Consolidated Statements of Income. The tax credits resulting for all investments are recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns.

(p) Exchange Balances and Fees

Exchange balances represent amounts due to the clients of TIMCOR and NAEC. TIMCOR and NAEC exchange balances are held on deposit with the Bank. TIMCOR and NAEC generate revenue through 1031 exchange fees, which are reflected as a component of noninterest income in the Company’s consolidated statements of income. 1031 exchange fees are recognized when fees are received from exchange clients upon completion of the 1031 exchange transaction.

(q) Securities Sold under Agreements to Repurchase

The Company may enter into agreements to sell securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability on the balance sheet while the dollar amount of securities underlying the agreements remains in the respective asset accounts.

(r)  Junior Subordinated Debentures and Trust Preferred Securities

The Company issues junior subordinated debentures to trust subsidiaries. The trust subsidiaries purchase the junior subordinated debentures through the issuance of trust preferred securities. The Company owns all beneficial interest represented by the common securities issued by the respective trusts. Effective January 1, 2004, the Company accounts for the trust subsidiaries in accordance with FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which determined that the trust subsidiaries should not be consolidated. The Company recognizes the gross amount of junior subordinated debentures and common securities on the Consolidated Statement of Financial Condition at December 31, 2005. Prior to January 1, 2004, the Company consolidated the trust subsidiaries thereby eliminating the common security portion owned by the Company. The net proceeds from the issuances were reflected as “Trust Preferred Securities” in the Consolidated Statement of Financial Condition. For the years ended December 31, 2005 and 2004, interest paid on the debentures is reflected as a component of interest expense and dividends received on the common securities are reflected in noninterest income in the Consolidated Statement of Income. Debt issuance costs are amortized as a component of interest expense over the life of the junior subordinated debentures.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(s)  Income Taxes

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

The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company’s federal tax filings generally include all subsidiaries. Upon filing the Company’s consolidated tax return, certain reclasses between reported current and deferred tax assets and liabilities may be subsequently recorded during the period in which the tax return is filed.

(t)  Other Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit on loans to be held-for-investment. Such financial instruments are recorded in the financial statements when they are funded. The Company also enters into off-balance-sheet financial instruments consisting of commitments to extend credit on loans to be held-for-sale and forward sale commitments. These commitments are evaluated in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities, or SFAS 149, and recorded at fair value with changes in fair value are recognized in earnings in the period of change. As of December 31, 2005, the fair value of the Company’s outstanding commitments to originate loans to be held-for-sale approximated zero and Company’s forward loan sale commitments did not meet the definition of a derivative instrument as defined in SFAS 133.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(u) Stock Compensation

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$74,349	$56,262	$20,429
Add: Stock-based compensation expense included in reported net income, net of tax	1,187	68	205
Less: Total stock-based compensation expense under the fair value method, net of tax	(1,575)	(611)	(634)
Net income, pro forma	$73,961	$55,719	$20,000
Basic earnings per share
As reported	$1.35	$1.29	$0.70
Pro forma	1.34	1.27	0.68
Diluted earnings per share
As reported	1.29	1.21	0.66
Pro forma	1.29	1.20	0.64

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model. In determining the compensation amounts for all grants prior to the Company’s initial public offering in December 2002, the value of the options granted were estimated at the date of grant using the minimum value method prescribed in SFAS 123. For the option grants during 2005, the risk-free interest rates ranged between 3.92% and 4.44% with an estimated life of the options of seven years, volatility ranged between 40.05% and 42.19% and the dividend rate ranged between 1.01% and 1.76% on the stock. For the option grants during 2004, the risk-free interest rates ranged between 3.77% and 4.27% with an estimated life of the options of seven years, volatility ranged between 39.30% and 41.33% and the dividend rate ranged between zero and 0.87% on the stock. For the option grants during 2003, the risk-free interest rates ranged between 2.71% and 3.98% with an estimated life of the options that ranged between five and seven years, volatility ranged between 24.93% and 41.94% and no dividend rate on the stock.

(v)  Earnings Per Share

Basic earnings per share is based on weighted average shares of common stock outstanding, excluding contingent shares and unvested restricted stock. Diluted earnings per share is calculated by adjusting average common stock outstanding, assuming conversion of all potentially dilutive common stock equivalents, which include stock options, warrants, restricted shares, share right awards and contingent shares, using the treasury stock method.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(w) Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 and 2004. The estimated fair value amounts have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair value of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.

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

•        Loans: The estimated fair value of the performing loan portfolio, including loans held-for-sale, was calculated by discounting the contractually scheduled payments of principal and interest, incorporating scheduled rate adjustments, and for mortgage loans, estimating prepayments as applicable. The discount rates used were based on a weighted average margin of peer banks over the respective index for similar loan products or observable market data for recent sales of similar loan products. For loans that were past due or impaired, adjustments to the discount rate were made to reflect the greater than normal risk of default. For impaired loans, cash flow projections were adjusted to reflect estimates by management of the timing and extent of recovery of principal and interest. As of December 31, 2005 and 2004, 97.1% and 98.5%, respectively, of the Company’s loan portfolio, including loans held-for-sale, were adjustable rate loans.

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

December 31, 2005, 2004 and 2003

aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

•        Advances from FHLB: Fair value for fixed rate advances from the FHLB was estimated using a discounted cash flow calculation that applies the interest rate currently being offered by the FHLB on similar advances. Fair value of putable advances from the FHLB was estimated using a discounted cash flow calculation that applies the interest rate from observable market data for debt instruments with similar put characteristics.

•        Exchange balances: Exchange balances represent amounts due to the clients of TIMCOR and NAEC upon completion of the clients’ exchange transaction. These financial instruments are short-term in nature. Therefore, the carrying amount reported on the balance sheets approximates its fair value.

•        Junior subordinated debentures: Fair value of the junior subordinated debentures was determined using the discounted cash-flow method. The discount rate was equal to the rate currently offered on similar borrowings.

•        Other borrowings: This is comprised of fed funds purchased from the FHLB of San Francisco or other correspondent banks. These financial instruments are short-term in nature. Therefore, the carrying amount reported on the balance sheets approximates its fair value.

•        Accrued interest receivable and payable: The fair value of both accrued interest receivable and payable approximates their carrying amounts.

•        Off-balance-sheet instruments: Fair value for off-balance-sheet instruments is based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such financial instruments approximates zero at December 31, 2005 and 2004.

(x)     Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95, or SFAS 123R. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Compensation costs should be recognized over the requisite service period. The amount accrued each period until the vesting date is based on the estimated number of awards that are expected to vest, adjusted periodically to reflect the current estimate of forfeitures. SFAS 123R does not express a preference for a type of valuation model to be used in measuring the grant-date fair value that is accrued over the service period. The statement was effective for public companies (non-small business issuers) for interim and annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission, or SEC, amended the effective date of SFAS 123R to provide that non-small business issuers with a calendar year-end are required to implement SFAS 123R at the beginning of their next fiscal year. The Company intends to adopt SFAS 123R on January 1, 2006 and to employ the modified prospective method of transition upon implementation. The implementation of this standard is not anticipated to have a significant impact on the consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

In November 2005, the FASB issued FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115, which replaced the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1. FSP 115 effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44 and carries forward the disclosure requirements of EITF 03-1. The FSP is for reporting periods beginning after December 15, 2005. The adoption of FSP 115 is not expected to have a material impact on our consolidated financial statements and the disclosure requirements are already reflected in Note 3.

(2) Business Combinations

Acquisition of NAEC

On May 24, 2005, TIMCOR completed the acquisition of NAEC from North American Asset Development Corporation, a subsidiary of North American Title Group, Inc., which is a subsidiary of Lennar Corporation. TIMCOR acquired NAEC for an all-cash purchase price of $17.0 million. NAEC operates as a wholly owned subsidiary of TIMCOR. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the NAEC acquisition is summarized below:

(Dollars in thousands)
Cash	$223,007
Premises and equipment, net	54
Goodwill	16,064
Other assets	20
Exchange balances	(221,542)
Other liabilities	(440)
Fair value of net assets acquired	$17,163
Cash consideration, including acquisition costs	$17,163

The carrying amounts of the assets and liabilities acquired were deemed to approximate the fair value on acquisition date due to the short-term nature of the assets and liabilities acquired. Legal fees of $163,000 related to the acquisition of NAEC have been capitalized as part of the purchase price. As of December 31, 2005, all of these costs have been paid. The goodwill that resulted from this acquisition was allocated to NAEC, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 22.

Acquisition of TIMCOR

On February 17, 2005, the Company completed the acquisition of TIMCOR in an all-stock transaction with a fixed value of approximately $29.0 million, representing 1,362,520 shares of the Company’s common stock. TIMCOR operates as a wholly owned subsidiary of Commercial Capital Bancorp. The valuation of common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $21.22. The Company delivered 681,260 shares of stock to the TIMCOR

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

shareholder, and placed into escrow the same number of shares, which was distributed in full on the one-year anniversary of the transaction closing date. Of the total number of shares held in escrow at December 31, 2005, the distribution of 170,315 escrow shares was contingent upon there being no material changes or amendments to Section 1031 of the Code prior to their distribution that would eliminate the benefits associated with offering Section 1031-exchange services. The escrow shares were also available initially to satisfy claims to the extent that any arose against TIMCOR in accordance with the acquisition agreement.

The allocation of the purchase price on the acquisition date to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the TIMCOR acquisition is summarized below:

(Dollars in thousands)
Cash and cash equivalents	$303,486
Loans	67,061
Premises and equipment, net	5,026
Accrued interest receivable	111
Goodwill	20,358
Other assets	425
Exchange balances	(373,398)
Accrued interest payable and other liabilities	(1,219)
Fair value of net assets acquired	21,850
Value of contingent shares held in escrow	7,228
Total purchase price	$29,078

The carrying amounts of the assets and liabilities acquired were deemed to approximate the fair value on acquisition date due to the short-term nature of the assets and liabilities acquired. Professional and legal fees of $165,000 related to the TIMCOR acquisition have been capitalized as part of the purchase price. At December 31, 2005, all of these costs have been paid. The goodwill that resulted from this acquisition was allocated to TIMCOR, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 22.

Subsequent to the close of the TIMCOR acquisition, approximately $61.0 million of loans acquired were sold at book value or paid off. Premises and equipment primarily includes an office building owned by TIMCOR, which was acquired in April 2004. The building was subsequently sold in January 2006 to the TIMCOR shareholder in a sale-leaseback transaction. No gain on sale was recognized as the sale price approximated the carrying value of the building. The carrying value of goodwill recorded at acquisition excluded 340,630 shares subject to the contingencies described above. When these shares were no longer subject to the contingency in accordance with the acquisition agreement, the fair value of these shares was recorded as an increase to the Company’s stockholders’ equity and goodwill. On November 13, 2005, 170,315 shares were released from contingency in accordance with the acquisition agreement, resulting in an increase in shareholders’ equity and goodwill of $3.6 million. At December 31, 2005, 170,315 shares remained subject to contingencies. As of February 17, 2006 all remaining contingent shares were

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

released from contingency in accordance with the acquisition agreement, increasing goodwill and stockholders’ equity by $3.6 million.

Acquisition of Hawthorne

On June 4, 2004, the Company completed the acquisition of Hawthorne and merged Hawthorne Savings into the Bank. The Company used the purchase method of accounting, and accordingly, Hawthorne’s operating results have been included in the consolidated financial statements from June 4, 2004. The Company issued 23,484,930 shares of its common stock for Hawthorne’s outstanding shares, issued 1,009,850 options for Hawthorne’s outstanding options and issued 949,319 warrants for Hawthorne’s outstanding warrants in connection with the acquisition transaction. The valuation of common stock issued was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ from two days prior to the announcement of the signing of the merger agreement to two days thereafter, or $18.80. The fair value of the options, determined by the Black-Scholes option pricing model, was $13.47 at the close of the acquisition transaction. The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Hawthorne acquisition is summarized below:

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

At December 31, 2005, remaining unamortized net purchase accounting discounts totaled $5.1 million and remaining unamortized core deposit intangible and goodwill totaled $349.9 million. During the years ended December 31, 2005 and 2004, the Bank recorded $4.7 million and $6.8 million, respectively, of net accretion associated with the accretion of purchase accounting adjustments and the amortization of the core deposit intangible asset recorded at acquisition date. Expenses capitalized as part of the purchase price included professional and legal fees of $6.8 million, total severance and related costs of $8.7 million and lease termination costs of $1.0 million. As of December 31, 2005, all of these costs have been incurred and paid.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(3) Securities

Carrying amounts and fair value of securities available-for-sale as of December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$395,980	—	$(11,836)	$384,144

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Mortgage-backed securities	$494,253	464	$(3,452)	$491,265

At December 31, 2005, 34 mortgage-backed securities with a fair value of $253.7 million and unrealized losses of $9.4 million were in a continuous unrealized loss position for a period greater than 12 months. The contractual cash flows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. It is expected that these securities would not be settled at a price less than the amortized cost of the investment. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair value of investment securities as of December 31, 2005 and 2004, by contractual maturities, are not shown since the economic maturities may differ from contractual maturities in mortgage-backed securities as the mortgages underlying the securities may be called or prepaid without any penalties.

Securities available-for-sale with a carrying value of approximately $382.6 million and $480.3 million at December 31, 2005 and 2004, respectively, were pledged as collateral as follows: $144.2 million and $194.7 million, respectively, for advances from the FHLB, $223.2 million and $285.3 million, respectively, for deposits from the State of California and $200,000 and $200,000, respectively, for the Bank’s Treasury, Tax and Loan program. Furthermore, securities available-for-sale with a carrying value of $15.0 million were pledged to the Federal Reserve Bank’s discount window at December 31, 2005 versus zero at December 31, 2004. As of December 31, 2005, and 2004, the Company had zero and $24.3 million, respectively, of excess security collateral at the FHLB.

There were no sales of securities available-for-sale during the year ended December 31,2005. Gross realized gains and losses from the sale of $510.2 million of securities available-for-sale for the year ended December 31, 2004 were $2.2 million and $95,000 respectively. The gross gains and losses on securities sales for the year ended December 31, 2004 included $331.3 million of mortgage-backed securities sold in connection with the closing of the acquisition of Hawthorne for a net loss of $45,000 and the sale of the $27.0 million in securitized single family residential loans acquired from Hawthorne for a gain of $1.2 million.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

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

The table below sets forth the components of the change in the net unrealized loss or gain on securities available-for-sale reflected in comprehensive income:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Unrealized holding losses, net of taxes $(3.7) million, $(363,000) and $(1.1) million	$(5,132)	$(499)	$(1,546)
Less: reclassification adjustment for (losses) gains included in net income, net of taxes $0, $(91,000), and $2.5 million	—	(127)	3,392
Total change in net unrealized loss on securities available-for-sale	$(5,132)	$(372)	$(4,938)

(4) Loans

The loan portfolio as of December 31, 2005 and 2004 is summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Real estate mortgage loans:
Single family (one to four units)	$394,678	$841,818
Multi-family (five units and over)	3,050,931	2,396,788
Commercial real estate	601,665	420,015
Construction	202,237	225,058
Land	74,948	56,308
Total real estate loans	4,324,459	3,939,987
Business, consumer and other loans	12,396	16,360
Total loans(1)	4,336,855	3,956,347
Net deferred loan fees, premiums and discounts(2)	3,427	(5,708)
Allowance for loan losses	(28,705)	(36,835)
Loans held for investment, net	$4,311,577	$3,913,804

(1)         Net of loans-in-process balances of $260.2 million and $150.9 million at December 31, 2005 and 2004, respectively.

(2)         Includes remaining purchase accounting discounts of $2.6 million and $8.3 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005 loans held-for-sale totaled $24.0 million and consisted of eleven multi-family loans. At December 31, 2004 loans held-for-sale totaled $976,000 and was comprised of one multi-family loan.

At December 31, 2005, the Company serviced for others $93.2 million of real estate loans. Total loans serviced for others were comprised of $76.4 million of single family loans, $8.7 million of multi-family

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

loans, $4.6 million of commercial real estate loans and $3.5 million of construction loans. At December 31, 2004, the Company serviced for others $212.5 million of real estate loans. Total loans serviced for others at December 31, 2004 were comprised of $203.7 million of single family loans, $961,000 of multi-family loans, $5.5 million of commercial real estate loans and $2.3 million of construction loans.

At December 31, 2005, loans with unpaid principal of $182.4 million were subject to negative amortization and $649,000 in negative amortization balances were recorded in the Consolidated Statements of Financial Condition as of such date.

Loans with unpaid principal of approximately $3.16 billion and $3.23 billion at December 31, 2005 and 2004, respectively, were pledged as collateral on advances and a letter of credit from the FHLB. At December 31, 2005 and 2004, the Company had $877.5 million and $718.5 million, respectively, of excess loan collateral at the FHLB. Loans with unpaid principal balance of approximately $217.4 million and zero at December 31, 2005 and 2004, respectively, were pledged as collateral on State of California time deposits.

At December 31, 2005, 2004 and 2003, the Company had nonaccrual loans with an outstanding net principal balance of $8.6 million, $6.6 million and 129,000, respectively. Included in nonaccrual loans were TDRs with net principal balances totaling zero, $39,000 and $129,000 at December 31, 2005, 2004 and 2003, respectively. The Company’s total recorded investment in impaired loans as of December 31, 2005, 2004 and 2003 was $9.0 million and $7.0 million, and $129,000, respectively. The average recorded investment in impaired loans for the period ended December 31, 2005, 2004 and 2003 was $9.4 million, $5.8 million and $184,000, respectively. There were no specific valuation allowances associated with the company’s impaired loans.

There was no interest income recognized on nonaccrual loans as of December 31, 2005. If nonaccrual loans had been performing for the entire year, the income recognized would have been $581,000 and $241,000, and $21,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s aggregate recorded investment in TDRs was $388,000, $451,000,and $129,000 at December 31, 2005, 2004 and 2003, respectively. TDR interest income included in the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003 was $44,000, $27,000, and zero, respectively. Interest income that would have been recognized on the TDRs for the years ended December 31, 2005, 2004 and 2003 had borrowers paid the original loan interest rate throughout each year was $50,000, $40,000 and $27,000, respectively. Interest income that would have been recognized based upon the modified interest rate for years ended December 31, 2005, 2004 and 2003 was $50,000, $37,000, and $21,000, respectively.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(5) Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$36,835	$3,942	$2,716
(Recapture of) provision for allowance for loan losses	(8,109)	—	1,286
Allowance acquired through business combination	—	32,885	—
Amounts charged off	(68)	(43)	(64)
Recoveries on loans previously charged off	47	51	4
Balance, end of year	$28,705	$36,835	$3,942

(6) Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Building and leasehold improvements(1)	$9,627	$4,278
Equipment and furnishings	8,431	6,585
Computer software	1,217	844
	19,275	11,707
Less accumulated depreciation and amortization	3,872	2,721
	15,403	8,986
Land	435	1,332
Total premises and equipment, net	$15,838	$10,318

(1)         Includes remaining acquisition premium of $232,000 and $806,000 as of December 31,2005 and 2004, respectively.

Depreciation and amortization expense related to premises and equipment, including amortization of acquisition premiums, for the years ended December 31, 2005, 2004 and 2003 was $3.2 million, $1.6 million, and $402,000, respectively.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(7) Goodwill and Core Deposit Intangible

The changes in the carrying amount of goodwill are as follows:

	December 31,
	2005	2004
Balance, beginning of year	$357,367	$13,035
Goodwill at acquisition	36,422	344,332
Adjustments to goodwill:
Increase due to issuance of TIMCOR contingent shares	3,614	—
Decrease related to income taxes	(548)	—
Increase due to adjustments to other assets and liabilities	309	—
Balance, end of year	$397,164	$357,367

Goodwill acquired during the year ended December 31, 2005 related to the Company’s acquisitions of TIMCOR and NAEC and was allocated entirely to the acquired companies. Goodwill increased due to the release of contingent shares in accordance with the TIMCOR acquisition agreement. In addition, on February 17, 2006, the remaining contingent shares related to the TIMCOR acquisition were released and increased goodwill by $3.6 million. During 2005, final Federal and state income tax returns were filed for TIMCOR, which provided confirmation of amounts related to current and deferred income tax assets and liabilities recorded at acquisition date. As a result, income tax accounts were increased and goodwill was reduced by $548,000. The net increase to goodwill of $309,000 resulted from adjustments to the fair value of other assets and liabilities acquired from Hawthorne, TIMCOR and NAEC due to additional information that became available within the allocation period. Goodwill acquired during the year ended December 31, 2004 related solely to the acquisition of Hawthorne and was allocated to the Bank and Commercial Capital Bancorp, 99% and 1%, respectively. There were no impairment losses recorded during the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company’s intangible assets subject to amortization included the core deposit intangible asset, or CDI, acquired in the Hawthorne acquisition. The CDI asset as of December 31, 2005 and 2004, had a gross carrying amount of $6.4 million and is amortized over 10 years. Accumulated amortization was $1.1 million and $464,000 as of December 31, 2005 and 2004, respectively, and amortization expense totaled $651,000 and $464,000 as of and for the year ended December 31, 2005 and 2004, respectively.

Estimated future amortization for the Company’s CDI asset as of December 31, 2005 is as follows:

Years Ended December 31:
2006	$624
2007	624
2008	624
2009	624
2010	624
Thereafter	2,131
$5,251

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(8) Deposits

Deposits and the weighted average interest rates at December 31, 2005 are comprised of the following:

	Weighted average rate at December 31, 2005	Amount	Percent
	(Dollars in thousands)
Demand deposits—Noninterest bearing	—%	$141,597	6.3%
Demand deposits—Interest bearing	0.31	71,386	3.2
Money market checking	2.49	348,137	15.4
Money market savings	2.21	372,230	16.4
Savings	1.78	147,386	6.5
Total transaction accounts	1.83	1,080,736	47.8
Certificates of deposit:
90-day	2.42	21,911	1.0
180-day	3.70	50,927	2.2
One-year	3.73	224,898	10.0
Over one-year	3.15	105,078	4.6
Jumbo certificates	3.62	624,983	27.7
Brokered certificates	3.76	150,800	6.7
Certificates of deposit	3.60	1,178,597	52.2
Acquisition premium	—	749	—
Total certificates of deposit	3.60	1,179,346	52.2
	2.75	$2,260,082	100.0%

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Deposits and the weighted average interest rates at December 31, 2004 are comprised of the following:

	Weighted average rate at December 31, 2004	Amount	Percent
	(Dollars in thousands)
Demand deposits—Noninterest bearing	—%	$97,931	4.3%
Demand deposits—Interest bearing	0.30	78,003	3.5
Money market checking	1.90	473,344	21.0
Money market savings	1.56	245,306	10.9
Savings	1.82	336,474	14.9
Total transaction accounts	1.56	1,231,058	54.6
Certificates of deposit:
90-day	1.61	34,887	1.6
180-day	2.02	92,349	4.1
One-year	2.17	206,685	9.2
Over one-year	2.80	108,856	4.8
Jumbo certificates	2.16	487,865	21.6
Brokered certificates	1.95	93,161	4.1
Certificates of deposit	2.18	1,023,803	45.4
Acquisition premium	—	1,920	—
Total certificates of deposit	2.18	1,025,723	45.4
	1.84	$2,256,781	100.0%

The scheduled maturities of the certificates of deposit at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Within 12 months	$1,105,171	$885,901
13 to 24 months	62,873	102,288
25 months and thereafter	10,553	35,614
	1,178,597	1,023,803
Acquisition premium	749	1,920
Total certificates of deposit	$1,179,346	$1,025,723

Brokered certificates of deposit of $150.8 million at December 31, 2005 are scheduled to mature between January, 2006 and June, 2006.

Eligible savings accounts are insured up to $100,000 by the Savings Bank Insurance Fund (SAIF), which is administered by the FDIC. Jumbo certificates are certificates of deposit in excess of $100,000.

At December 31, 2005, the Company had three deposit accounts with the State of California for $341.9 million that totaled 15.1% of total deposits and are scheduled to mature between January, 2006 and March, 2006. At December 31, 2004, the Company also had transaction account deposits from

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

TIMCOR that totaled $151.6 million or 6.7% of total deposits. The exchange balances from TIMCOR are reflected separately on the Consolidated Statements of Financial Condition at December 31, 2005.

(9) Advances from Federal Home Loan Bank of San Francisco

Advances from the FHLB of San Francisco are scheduled to mature as follows:

	December 31,
	2005		2004
	Amount	Weighted average rate	Amount	Weighted average rate
	(Dollars in thousands)
Due within one year	$1,295,200	3.3%	$1,562,700	2.2%
After one but within two years	275,000	3.4	266,000	2.1
After two but within three years	—	—	—	—
After four but within five years	27,000	5.9	—	—
After five years	—	—	27,000	5.9
	1,597,200	3.4	1,855,700	2.2
Acquisition premium	606	—	649	—
	$1,597,806	3.4	$1,856,349	2.2

At December 31, 2005, the Bank had $977.0 million of putable advances with original ten year maturities and varying put dates that take effect one to two years after issuance. Putable advances provide the FHLB of San Francisco with the option to cause the Bank to repay these advances, prior to stated maturity. Of the total, $952.0 million either currently have, or will have in the future, quarterly put dates at the option of the FHLB and $25.0 million have a one time put date at the option of the FHLB scheduled in 2007. The Bank has estimated the maturity of putable FHLB advances based on anticipated put or maturity dates taking into consideration the current interest rate environment. As such, $950.0 million are reflected in the above table in accordance with the respective first put dates while $27.0 million of putable advances are reflected at the scheduled maturity date. The Bank’s remaining fixed-rate advances are included in the periods in which they are scheduled to mature.

At December 31, 2004, the Bank had $27.0 million of putable advances with quarterly put dates at the option of the FHLB of San Francisco that was reflected at the scheduled maturity date.

For the year ended December 31, 2005, the Bank did not prepay FHLB advances or record prepayment fees associated with FHLB advances. During the years ended December 31, 2004 and 2003, the Bank prepaid $214.0 million, and $67.2 million, respectively, of FHLB fixed term advances and paid FHLB prepayment fees totaling $1.2 million, and $1.3 million, respectively, during the years ended December 31, 2004 and 2003. The FHLB prepayment fees are recorded as “loss on early extinguishment of debt” in the Consolidated Statements of Income. In 2004 in conjunction with the acquisition of Hawthorne, the Bank also prepaid $331.0 million in FHLB advances and paid FHLB prepayment fees of $15.7 million. However, the value of the prepayment fee was equal to the remaining unamortized purchase accounting premium recorded at acquisition date and therefore had no impact on the Company’s Consolidated Statement of Income for the year ended December 31, 2004.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, FHLB of San Francisco advances are collateralized by real estate mortgages totaling approximately $3.16 billion and $3.23 billion respectively, and mortgage-backed securities totaling approximately $144.2 million and $194.7 million, respectively, in addition to the Bank’s investment in the capital stock of the FHLB of San Francisco.

(10) Exchange Balances

Exchange balances represent amounts due to the clients of TIMCOR’s and NAEC’s at the completion of the client’s 1031 exchange transaction. Exchange balances totaled $623.3 million at December 31, 2005. The maximum amount outstanding at any month during the year ended December 31, 2005 was $704.5 million and the average balance outstanding for the year ended December 31, 2005 was $533.1 million. Interest is paid on exchange balances pursuant to the individual exchange transaction agreements. Interest rates determined for exchange balances are primarily dependent upon the cash balance and duration of the exchange transaction. However, exchange clients may elect to forgo interest payments entirely and in return typically a lower exchange fee is assessed on the exchange transaction. The weighted average rate on exchange balances at December 31, 2005 was 0.92% and the weighted average rate during the year ended December 31, 2005 was 0.86%. With the acquisitions of TIMCOR and NAEC in 2005, exchange balances are reflected separately in our Consolidated Statements of Financial Condition.

(11) Other Borrowings

Fed Funds Purchased and Other Short-Term Borrowings

The Company purchases fed funds from the FHLB of San Francisco and other correspondent banks. In addition, beginning in 2005 the Company utilized the Federal Reserve Discount Window as a source of overnight borrowings to meet short-term funding needs. However, at December 31, 2005 the Company had no outstanding borrowing balances with the Federal Reserve and the Company had no fed funds purchased prior to 2004.

	2005	2004
	(Dollars in thousands)
Balance at end of year	$72,000	$101,000
Average balance during the year	70,555	19,021
Maximum month-end balance during the year	106,500	101,000
Weighted average interest rate at year end	4.00%	2.25%
Weighted average interest rate during the year	3.23%	1.88%

Repurchase Agreements

As of and for the year ended December 31, 2005, the Company did not enter into any repurchase agreements involving sales of securities.

During the year ended December 31, 2004, the Company entered into sales of securities under agreements to repurchase, which generally matured within 60 days. The obligations to repurchase securities sold were reported as a liability on the accompanying balance sheets. The dollar amount of securities underlying the agreements remained in the asset accounts. The securities underlying the

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

agreements were book-entry securities and the securities were delivered by appropriate entry into the counterparty’s account.

At December 31, 2004, there was no outstanding balance of repurchase agreements. The average outstanding repurchase balance for the year ended December 31, 2004 was $26.4 million and the maximum month-end balance during the year ended December 31, 2004 was $146.1 million. The weighted average interest rate during the year ended December 31, 2004 was 1.12%.

Revolving Line of Credit

In April 2005, Commercial Capital Bancorp entered into an agreement with a correspondent bank, which permitted borrowings of up to $10.0 million under an unsecured revolving line of credit agreement. The line of credit is indexed to one month LIBOR plus 1.75%. The line of credit was not drawn upon during year and there was no outstanding balance as of December 31, 2005. The line of credit agreement imposes financial covenants, including maintenance of minimum regulatory capital ratios at the Bank, minimum performance ratios and establishes maximum levels related to non-performing loan ratios at the Bank. At December 31, 2005, Commercial Capital Bancorp was in compliance with all of such covenants.

Warehouse Line of Credit

The warehouse line of credit agreement (the Agreement) was between CCM and a financial services company and provided for borrowings up to $60 million with interest payable currently at one month London Interbank Offered Rated, or LIBOR, plus 1.00%. During 2005, the Company cancelled the line of credit as the operations of CCM ceased now that loan origination and underwriting process are performed by the Bank. As of and for the year ended December 31, 2005, there were no outstanding borrowings under the Agreement.

At December 31, 2004, there were no borrowings outstanding under the Agreement and the maximum amount outstanding at any month end during the year was $12.8 million. The average balance outstanding during the year ended December 31, 2004 was $4.1 million and the average interest rate paid during the year was 2.15%.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(12) Junior Subordinated Debentures

The Company has issued junior subordinated debentures to nine unconsolidated trust subsidiaries. The respective trust subsidiaries purchased the junior subordinated debentures through the issuance of trust preferred securities, which have substantially identical terms as the junior subordinated debentures. The Company is also the owner of the beneficial interests represented by the common securities issued by the respective trusts. During the years ended December 31, 2005 and 2004, the Company issued $15.5 million and $25.8 million, respectively, in floating rate junior subordinated debentures through separate trust subsidiaries. Also, in 2004, the Company acquired in the Hawthorne acquisition $52.6 million, excluding the purchase accounting premium, issued through four separate trust subsidiaries. As of December 31, 2005, the Company’s outstanding debentures included an aggregate $123.2 million of floating rate and $24.8 million of fixed rate junior subordinated debentures, excluding acquisition premiums of $2.0 million.

Subsidiary	Date of Issuance	Maturity Date	Common Security Amount	Junior Subordinated Debt issued by the Company	Rate Cap	Rate(1)	Call Date(2)
	(Dollars in thousands)
CCB Capital Trust I	11/28/01	12/8/31	$464	$15,464	11.0%	6 mos. LIBOR + 3.75%	12/8/06
CCB Capital Trust III	3/15/02	3/31/32	155	5,155	12.0	3 mos. LIBOR + 3.75%	3/31/07
CCB Statutory Trust II	3/26/02	3/26/32	464	15,464	11.0	3 mos. LIBOR + 3.60%	3/26/07
CCB Capital Trust IV	9/25/03	10/8/33	232	7,732	N/A	3 mos. LIBOR + 2.90%	10/8/08
CCB Capital Trust V	12/19/03	1/23/34	310	10,310	N/A	3 mos. LIBOR + 2.75%	1/23/09
CCB Capital Trust VI	3/31/04	4/15/34	310	10,310	N/A	3 mos. LIBOR + 2.65%	4/15/09
CCB Capital Trust VII	5/27/04	7/23/34	232	7,732	N/A	3 mos. LIBOR + 2.50%	7/23/09
CCB Capital Trust VIII	6/22/04	7/23/34	232	7,732	N/A	6 mos. LIBOR + 2.50%	7/23/09
CCB Capital Trust IX	2/2/05	3/30/35	464	15,464	N/A	Fixed 5.90%	3/30/10
HFC Capital Trust I	3/28/01	6/8/31	300	9,300	N/A	Fixed 10.18%	6/8/11
HFC Capital Trust II	11/28/01	12/8/31	155	5,155	11.0	6 mos. LIBOR + 3.75%	12/8/06
HFC Capital Trust III	4/10/02	4/22/32	681	22,681	11.0	6 mos. LIBOR + 3.70%	4/22/07
HFC Capital Trust IV	11/1/02	11/15/32	464	15,464	12.0	6 mos. LIBOR + 3.35%	11/15/07
			$4,463	$147,963
Acquisition premium			—	1,999
			$4,463	$149,962

(1)          The rate on CCB Capital Trust IX is fixed through March 30, 2010. Subsequently, the rate is adjustable and indexed to 3 month LIBOR plus 1.78%.

(2)          All issues are callable at par at the call date, except HFC Capital Trust I, which is callable at 105.09%.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(13) Income Taxes

The cumulative tax effects of the primary temporary differences as of December 31, 2005 and 2004 are shown in the following table:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting adjustments	$146	$2,441
Stock compensation plans	1,255	1,862
Unrealized loss on securities available-for-sale	4,971	1,255
Loan loss allowances	12,209	15,658
State taxes	1,442	—
Debt refinance	166	1,358
Net operating loss	284	1,633
Other	131	1,232
Total deferred tax assets	20,604	25,439
Deferred tax liabilities:
FHLB stock dividends	6,926	5,565
Loan origination costs deducted on tax return	13,372	5,492
State taxes	—	150
Prepaid expenses	707	613
Other	1,764	433
Total deferred tax liabilities	22,769	12,253
Net deferred tax (liabilities)assets	$(2,165)	$13,186

At December 31, 2005 and 2004, no valuation reserve was considered necessary as management believed it was more likely than not that the deferred tax assets would be realized due to taxes paid in prior years or future profitable operations. Deferred tax assets related to net operating losses (“NOLs”) are primarily comprised of those acquired in the Hawthorne acquisition. The NOLs will expire by 2015.

At December 31, 2005 and 2004, the Company had a current tax receivable of $5.5 million and $7.2 million, respectively, which is reflected in “Other assets” in the Consolidated Statements of Financial Condition.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

The income tax expense recorded in the statements of income for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	December 31, 2005
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense	$20,317	$10,584	$30,901
State tax expense	5,117	5,845	10,962
Total	$25,434	$16,429	$41,863

	December 31, 2004
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense	$13,891	$13,603	$27,494
State tax expense	1,970	4,731	6,701
Total	$15,861	$18,334	$34,195

	December 31, 2003
	Current	Deferred	Total
	(Dollars in thousands)
Federal tax expense	$8,313	$1,664	$9,977
State tax expense	2,589	676	3,265
Total	$10,902	$2,340	$13,242

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income for the years ended December 31, 2005, 2004 and 2003 as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Computed “expected” tax expense	$40,674	$31,660	$11,785
Change in income taxes resulting from:
State income taxes, net of federal taxes	7,125	4,356	2,122
Bank-owned life insurance	(1,096)	(487)	(215)
Low income housing and other tax credits	(4,886)	(1,369)	(357)
Other	46	35	(93)
	$41,863	$34,195	$13,242

Included in the federal tax credits recognized for the year ended December 31, 2005 is $3.7 million related to the Bank’s equity investments in six CDEs that invest in low-income community projects that qualify under the new markets tax credit provisions of the Code. In 2004, the Company recognized $500,000 in federal credits and $2.0 million in state tax credits related to its investment in one such CDE. The remaining tax credits relate to the Company’s investments in various low-income housing limited partnerships.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

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

The Company’s exposure to loan loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company’s exposure to off-balance-sheet risk for commitments to extend credit or purchase loans is approximately $350.5 million and $271.9 million as of December 31, 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the Company had commitments to fund the undisbursed portion of existing loans of $260.2 million and $150.9 million, respectively. The Company maintains a reserve for unfunded commitments included in “Other Liabilities” included in the Consolidated Statement of Financial Condition that totaled $157,000 and $1.6 million as of December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company recorded a net recapture of $1.4 million as a result of a modification in the Company’s methodology during 2005 for calculating the reserve associated with construction loans and multi-family and commercial real estate holdback loans.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(c)          Lease Commitments

The Company leases certain of its office facilities under operating leases. The premises leases generally provide that the Company pays common area maintenance (“CAM”), including property taxes, insurance and other items. In addition certain premises leases provide for annual payment adjustments based on changes in the Consumer Price Index. The future minimum rental payments under these leases, excluding CAM, at December 31, 2005 are as follows:

(Dollars in thousands)
2006	$5,278
2007	5,245
2008	4,970
2009	4,000
2010	2,371
Thereafter	5,142
$27,006

Total rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $5.0 million, $3.4 million, and $802,000, respectively.

The Company leases certain office equipment under operating leases. Current lease agreements related to office equipment require annual payments of $54,000.

(d)         Service Contract Commitments

In 2005, the Bank entered into a five-year agreement with Open Solutions, Inc., or OSI, to provide the Bank with item/imaging and remittance processing services. This service agreement replaced the previous agreement with Union Bank of California, N.A. assumed in Hawthorne acquisition, which expired at the end of 2005. The OSI agreement became effective in February 2006 and based on current volume of activity, the agreement provides for monthly payments of approximately $32,000 and expires in October 2009.

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

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(f)            Litigation

On July 29, 2005, Comerica Bank, or Comerica, a Michigan banking corporation, filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against CCBI, the Bank, and twenty-four (24) individuals who were formerly employees of Comerica (the Comerica Employee Defendants). The complaint alleges, among other things, that CCBI, the Bank and the Comerica Employee Defendants, conspired to disrupt Comerica’s business through the misappropriation of trade secrets and confidential employee and customer information to solicit Comerica’s customers, as well as the “raiding” of twenty-three (23) employees from Comerica’s Financial Services Division.

On August 1, 2005, a temporary restraining order, or TRO, was imposed against all of the named defendants, which TRO prohibited among other things, the use by the defendants of Comerica’s trade secrets and confidential information. On November 7, 2005, the court granted a preliminary injunction in favor of Comerica. The preliminary injunction prohibited CCBI, the Bank and the Comerica Employee Defendants from using, destroying, concealing and/or disclosing any of Comerica Bank’s confidential proprietary or trade secret information, and from soliciting certain of Comerica’s customers, vendors and employees, during the period Comerica’s lawsuit is pending. The preliminary injunction ordered CCBI, the Bank, and the Comerica Employee Defendants to return any proprietary documents and information that the Comerica Employee Defendants are alleged to have taken when they left their employ with Comerica. Thereafter, CCBI, the Bank and the Comerica Employee Defendants filed a Notice of Appeal and subsequently, a motion with the Superior Court to clarify the scope of the preliminary injunction. On December 30, 2005, the court issued a revised preliminary injunction and increased the bond required to be posted by Comerica during the pendency of the litigation.

Comerica is seeking damages in an amount to be proven at trial as well as punitive and exemplary damages against CCBI, the Bank and the Comerica Employee Defendants.  CCBI and the Bank have asserted that the Comerica litigation is without merit and that CCBI and the Bank will vigorously defend the litigation.  Many of the Comerica Employee Defendants have filed cross-claims against Comerica.  The trial court has stated that it will schedule a status conference for early April 2006 at which time a trial date may be scheduled.

The Company is involved in a variety of other litigation matters in the ordinary course of business and anticipates that it will become involved in new litigation matters from time to time in the future.  Except with respect to the Comerica litigation referred to above, as to which CCBI and the Bank are not in a position to express an opinion, based on its current assessment of outstanding litigation matters, either individually or in the aggregate, the Company does not presently believe that they are likely to have a material adverse impact on Company’s financial condition, results of operation, cash flows or prospects. However, the Company will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the Company’s assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(15) Employee Benefit Plans

The Company has a salary deferral 401(k) plan for all employees who have completed 90 days of service. Employees participating in the 401(k) plan may contribute a portion of their salary on a pretax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the 401(k) plan are invested at the direction of the participant. The Company currently matches 100% of the employee’s contribution up to the first 4% of the employee’s salary. At December 31, 2005, there were no shares of the Company’s common stock held by the 401(k) plan. The Company’s contributions to the 401(k) plan were $860,000, $572,000, and $224,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Beginning in July 2002, the Bank and CCM entered into the following agreements with executive members of management: (1) a split dollar agreement, (2) a salary continuation agreement and (3) an executive bonus agreement. In 2003, in connection with the transfer of the loan origination functions from CCM to the Bank, the Bank assumed any outstanding agreements between CCM and executives. At December 31, 2005 six executives participated in the plans and seven executives participated in the plans as of December 31, 2004. Individuals who hold the position of executive vice president of both the Bank and Commercial Capital Bancorp are eligible for participation in these plans.

Pursuant to the split dollar agreements, the Bank purchased life insurance policies for each executive and paid premiums on such policies. Each executive has the right to designate the beneficiary for his policy. The beneficiary is entitled to receive the value of the death benefits pursuant to the terms of the life insurance policies and the Bank retains the right to any amount payable under the life insurance policies in excess of these amounts. Each executive has no right under the life insurance policies upon the executive’s termination for cause or voluntary termination prior to the executive’s sixtieth birthday. Pursuant to the executive bonus agreements, the Bank agreed to pay each executive a bonus award for each calendar year equal to the executive’s economic benefit under the split dollar agreement divided by one minus the Bank’s marginal income tax rate for the calendar year preceding such payment. The Bank will continue to pay the bonus until the earlier of the executive’s voluntary termination, death or termination for cause. The Bank has the right to terminate the executive bonus agreements at any time. The bonus is not fixed and fluctuates based on, among other things, the age of the executives. As of December 31, 2005, the bonus which would be payable to each of the executives would not exceed approximately $8,000.

Pursuant to the salary continuation agreements, the Bank has agreed to pay certain benefits to each executive upon their retirement, involuntary termination, disability, or upon a change of control. Upon their retirement, defined as any termination of employment after the executive’s sixtieth birthday for reasons other than death or termination for cause, the executives will be entitled to an annual benefit, payable in equal monthly installments for twenty years. The Bank has reserved the right to increase such benefit. The benefits payable in connection with retirement will be in lieu of any other benefit under the salary continuation agreements. Upon an involuntary termination or a disability, the executives will be entitled to a lump sum payment that increases over time depending on when the involuntary termination or disability occurs. An involuntary termination is defined as any termination prior to retirement other than an approved leave of absence, termination for cause, disability or any termination within twelve months following a change of control. The benefits payable in connection with an involuntary termination or disability will be in lieu of any other benefit under the salary continuation agreements. In the event of a change of control, the executives will be entitled

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

to an annual benefit for twenty years, payable in equal monthly installments, which payments will  commence on the month following the executive’s sixtieth birthday. The benefit payable in connection with a change in control will be in lieu of any other benefit under the salary continuation agreements. A change of control is defined as a transfer of more than 20% of the Bank’s outstanding common stock to one entity or person followed within twelve months of an executive’s involuntary termination. All payments under the salary continuation agreements will cease upon the executive’s death. The liability recorded in “Other Liabilities” in the Consolidated Statements of Financial Condition for these salary continuation agreements amounted to $780,000 and $540,000 at December 31, 2005 and 2004, respectively. The Bank funds this liability through its investments in bank-owned life insurance and the accrued expenses are charged to compensation expense over the expected remaining years of employment. Salary continuation expense amounted to $240,000, $271,000, and $175,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(16) Related Party Transactions

Brakke Schafnitz Insurance Brokers, Inc., an insurance brokerage company controlled by Mr. James G. Brakke, one of the directors of both the Company and the Bank, received insurance premium payments from the Company amounting to $1.5 million, $1.3 million, and $259,000 for the years ended December 31, 2005, 2004, and 2003, respectively, for providing insurance brokerage services to the Company. Brakke Schafnitz Insurance Brokers, Inc. remits these insurance premium payments to the insurance carriers and receives a commission, which is a portion of the total insurance premium. The Company believes that the commissions earned by Brakke Schafnitz Insurance Brokers, Inc. are comparable to commissions that an independent third party would earn in an arm’s length transaction. In 2006, the Company terminated the insurance broker relationship with Brakke Schafnitz.

During the years ended December 31, 2005, 2004 and 2003 the Company paid $494,000, $1,000, and $30,000, respectively, in legal fees to the law firm in which Gregory G. Petersen was a partner. Mr. Petersen is the brother-in-law of Stephen H. Gordon, the Company’s Chairman and Chief Executive Officer.

In 2005, the Company paid an executive placement firm a finder’s fee in connection with the hiring of an executive officer.  The executive placement firm, in turn, paid a consulting fee totaling $195,000 to Peak View Advisors, LLC for services provided to the executive placement firm and in connection with the successful placement of the executive officer. Peak View Advisors, LLC is wholly-owned by Gary W. Brummett, a member of the Company’s Board of Directors.

In 2005, the Company paid DePillo Catering fees totaling $143,000 for catering services rendered throughout the year. DePillo Catering is owned and operated by Roberta DePillo, the sister of the Company’s President and Chief Operating Officer. In March 2006, the Company terminated the services of DePillo Catering.

Pursuant to the Stock Exchange Agreement and Plan of Reorganization between TIMCOR and the Company, in January 2006, TIMCOR completed the sale of 5995 Sepulveda LLC, a wholly-owned subsidiary, for $5.1 million to the Harris Family Intervivos Trust, of which Mr. Timothy S. Harris is a trustee. Mr. Harris currently is an executive vice president of Commercial Capital Bancorp, Inc. and President of TIMCOR, which is a wholly owned subsidiary of Commercial Capital Bancorp, Inc. The

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

primary asset owned by 5995 Sepulveda LLC is the office building in which the TIMCOR headquarters currently reside. Upon completion of the sale, TIMCOR entered into a lease agreement with the Harris Family Intervivos Trust for the space occupied by the TIMCOR headquarter offices. The premises lease term is five years and minimum annual lease payments are $307,000 with annual 2.0% increases over the term of the lease. The sale and lease-back of the premises, was conducted in an arm’s length transaction.

(17) Stockholders’ Equity and Earnings Per Share

In May 2004, the Company’s Board of Directors approved a repurchase plan, authorizing the repurchase of up to 2.5% of our pro-forma outstanding shares of common stock (giving effect to the acquisition of Hawthorne). Authorized repurchases under this plan are not to exceed $20 million and  there was no time limit imposed on the repurchase plan. For the period ended December 31, 2005, we repurchased $4.1 million or 202,416 shares at an average share price of $20.26, completing the stock repurchases under this plan. On January 25, 2005, the Company’s Board of Directors authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. At December 31, 2005, the Company had repurchased $16.0 million or 833,984 shares at an average price of $19.18, under the second repurchase plan. During 2005, a total of 1,036,400 shares were repurchased at a total cost of $20.1 million. At December 31, 2005, there were 532,463 shares of the Company’s common stock that may yet be repurchased under the current stock repurchase plan.

On October 12, 2005, the Company’s Board of Directors authorized an additional repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock. The program will take effect upon the completion of the Company’s current stock repurchase program. The Company did not repurchase common shares outstanding during the year ended December 31, 2003.

The Company’s Board of Directors initiated a cash dividend policy during 2004. During 2005, $15.6 million of dividends was declared and paid to shareholders. During 2004, $4.9 million of dividends were declared and paid to shareholders. The following table includes quarterly dividends declared since the initiation of the Company’s dividend policy:

Record Date	Pay Date	Amount per Share
August 16,2004	August 30, 2004	$0.04
November 15,2004	November 29, 2004	$0.05
February 18,2005	March 4, 2005	$0.06
May 17, 2005	May 31, 2005	$0.07
August 16, 2005	August 30, 2005	$0.075
November 17, 2005	December 1, 2005	$0.075
February 15, 2006	March 1, 2006	$0.075

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Information used to calculate earnings per share for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$74,349	$56,262	$20,429
Weighted average shares:
Basic weighted average number of common shares outstanding	55,209,991	43,749,774	29,329,289
Dilutive effect of common stock equivalents:
Options	1,766,560	2,249,110	1,781,919
Warrants	219,705	346,934	—
Restricted stock awards	15,573	6,071	—
Share right awards	6,431	—	—
Total dilutive effect of common stock equivalents	2,008,269	2,602,115	1,781,919
Diluted weighted average shares	57,218,260	46,351,889	31,111,208
Contingent shares issued to TIMCOR shareholders	272,998	—	—
Total diluted weighted average shares	57,491,258	46,351,889	31,111,208
Net income per common share:
Basic	$1.35	$1.29	$0.70
Diluted	1.29	1.21	0.66

Shares of restricted stock awards were included in the calculation of the weighted average outstanding shares used for diluted earnings per share if the shares had a dilutive effect. At December 31, 2005, the contingent shares are related to the Company’s acquisition of TIMCOR as discussed in Note 2. Contingent shares are excluded from the weighted average outstanding shares used in the calculation of basic earnings per share until all necessary contingent conditions have been satisfied. However, contingent shares are included in the calculation of the weighted average outstanding shares used for diluted earnings per share as if all necessary conditions have been satisfied as of the beginning of the reporting period.

In June 2004, in connection with the Hawthorne acquisition, the Company issued 23,484,930 shares of common stock for Hawthorne’s outstanding shares. The Company also issued 949,319 warrants for the outstanding warrants of Hawthorne. At December 31, 2005, there were no warrants outstanding and 324,200 warrants outstanding at December 31, 2004. During the years ended December 31, 2005 and 2004, 324,200 and 625,119 shares were exercised at an exercise price of $0.74 per share. There were no additional grants or cancellation of warrants during the respective years and as of December 31, 2005 there were no outstanding warrants.

For the years ended December 31, 2005, 2004 and 2003, the number of antidilutive stock options excluded from the calculation of diluted earnings per share were 46,000, 5,000 and zero, respectively. As of December 31, 2005 and 2004, shares of unvested restricted stock awards totaled 360,653 and 21,806, respectively, and were excluded from the weighted average outstanding shares used in the calculation of basic earnings per share.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

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

(18) Stock Compensation

Employees’ stock plans

In April 2004, the Company adopted the Commercial Capital Bancorp 2004 Long-Term Incentive Plan, or the 2004 Stock Plan, which is both an incentive and non-statutory stock plan in which options to purchase shares of the Company’s common stock or other stock awards are granted at the discretion of the board of directors to management, employees, non-employee directors, consultants and other independent advisors to the Company. Under the 2004 Stock Plan the Company may grant stock options, restricted stock and stock appreciation rights up to 1,000,000 shares of common stock. The exercise price of the options is based on the fair market value of the Company’s stock at the time options are granted. Options vest in equal increments over three years and the term of any option may not exceed 10 years. Under the 2004 Stock Plan, grants of restricted stock awards are tied to employment with the Company and may be forfeited upon termination of employment. The fair value of the restricted stock awards is based on the fair value of the Company’s stock and is deferred at grant date and recorded as compensation expense over the service or vesting period. Deferred compensation expense is reflected as a component of stockholders’ equity and compensation expense is reflected as “Non-cash Compensation” in the Company’s Consolidated Statements of Income. Also, under the 2004 Stock Plan, the board of directors is authorized to grant stock appreciation rights, the terms of which are to be set at the date of grant. As of December 31, 2005, there have been no grants of stock appreciation rights under the 2004 Stock Plan. Upon certain change of control events, stock options and all other stock-related awards may become fully vested. As of December 31, 2005, the number of stock options and other stock-related awards available under the 2004 Stock Plan was 643,886.

In conjunction with the acquisition of Hawthorne, the Company assumed the Hawthorne 2001 Stock Incentive Plan, or the 2001 Stock Plan, which provided for grants of incentive and nonqualified stock options and other stock-related compensation, such as share right awards, to employees, non-employee directors, consultants and other independent advisors who provided services to Hawthorne. At acquisition date, the Company issued a total of 1,386,552 shares of its common stock to replace the Hawthorne outstanding options on 1,009,850 shares, and remaining options available for grant under the 2001 Stock Plan on 376,702 shares. Under the 2001 Stock Plan, the exercise price of any option generally may not be less than the fair market value of the common stock on the date of grant, although under limited circumstances, the exercise price may be as low as 85% of the fair market value of the common stock on date of grant, and the term of any option may not exceed 10 years. Under the 2001 Stock Plan, grants of share right awards are tied to attainment of designated performance goals or service requirements. Vesting occurs only upon attainment of designated performance goals or service requirements and the holder of the share right award has no dividend or voting rights with respect to such awards until vesting. The fair value of share right awards is based on the fair value of the Company’s stock and is deferred at grant date and recorded as compensation

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

expense over the service or vesting period. Deferred compensation expense is reflected as a component of stockholders’ equity and compensation expense is reflected as “Non-cash Compensation” in the Company’s Consolidated Statements of Income. As of December 31, 2005, the number of stock options and other stock-related awards available under the 2001 Stock Plan was 136,702.

In January 2000, the Company adopted the Commercial Capital Bancorp 2000 Stock Plan, or the 2000 Stock Plan, which is both an incentive and non-statutory stock option plan in which options to purchase shares of the Company’s common stock are granted at the discretion of the board of directors to management, employees, and non-employee directors. Under the 2000 Stock Plan, the Company may grant options or other stock-related awards for up to 6,000,000 shares of common stock. Purchase prices associated with all stock-related awards are based on the Company’s estimate of the fair market value of the Company’s stock at the time stock-related awards are granted. Under the 2000 Stock Plan, options, if not exercised, will expire ten years from the date they were granted. Under the 2000 Stock Plan, grants of restricted stock awards are tied to employment with the Company and may be forfeited upon termination of employment. The fair value of the restricted stock awards is based on the fair value of the Company’s common stock at the date of grant and is deferred at grant date and recorded as compensation expense over the service or vesting period. The restricted stock awards vest one-third on each of the next three anniversary dates. Deferred compensation expense is reflected as a component of stockholders’ equity and compensation expense is reflected as “Non-cash Compensation” in the Company’s Consolidated Statements of Income. Upon certain change of control events, stock options and other stock-related awards will become fully vested. As of December 31, 2005, the number of stock options or other stock-related awards available for grant under the 2000 Stock Plan was 7,170.

Presented in the table below is a summary of stock option transactions under the stock plans described above for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Under option, beginning of year	4,431,726	$4.02	4,678,797	$3.47	5,923,490	$2.80
Granted	42,000	17.63	65,000	18.03	312,166	9.08
Issued for Hawthorne acquisition	—	—	1,009,850	5.63	—	—
Terminated and canceled	(22,001)	16.35	(56,712)	8.49	(308,065)	3.49
Exercised	(1,096,235)	2.93	(1,265,209)	3.80	(1,248,794)	1.70
Under option, end of year	3,355,490	4.46	4,431,726	4.02	4,678,797	3.47
Options exercisable, end of year	3,249,387	4.17	3,845,684	3.57	3,015,032	2.67

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Information concerning currently outstanding and exercisable options at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining life (Yrs)	Weighted average outstanding price	Number exercisable	Weighted average exercise price
Options issued at prices less than $3.00 per share	1,541,683	5.6	$2.48	1,541,683	$2.48
Options issued at prices between $3.00 and $4.99 per share	1,410,850	6.7	4.88	1,410,015	4.88
Options issued at prices between $5.00 and $6.99 per share	48,659	6.3	6.23	46,436	6.22
Options issued at prices between $7.00 and $8.99 per share	71,000	7.5	8.24	59,162	8.24
Options issued at prices higher than $9.00 per share	283,298	7.9	11.86	192,091	10.83
	3,355,490			3,249,387

As discussed above, the stock plans allow for grants of restricted shares of the Company’s common stock. Restricted stock awards were granted to employees and directors beginning in 2004. The restricted stock awards have a term of three years and vest one-third on each of the next three anniversary dates. Voting and dividend rights are granted to the employee or director at date of grant of the restricted stock awards. Presented below is a summary of restricted stock award activity under the stock plans described above for the periods indicated.

	2005		2004
	Shares	Weighted average price	Shares	Weighted average price
Outstanding unvested awards, beginning of year	21,806	$16.05	—	$—
Granted	358,843	20.31	21,806	16.05
Terminated and canceled	(12,729)	23.32	—	—
Vested	(7,267)	16.05	—	—
Outstanding unvested awards, end of year	360,653	20.03	21,806	16.05

As of December 31, 2005 and 2004, the Company recorded compensation expense related to restricted stock awards of $1.69 million and $117,000, respectively. Prior to 2004, there were no grants of restricted stock awards under the stock plans discussed above.

During 2005, the Company granted 240,000 share right awards under the 2001 Stock Plan. The grant date fair value of the awards totaled $4.4 million. The share right awards are performance based and provide voting or dividend rights upon vesting. The share right awards vest only upon attainment of certain performance targets and have no stated expiration date. The Company employs variable accounting and recognizes the fair value of the share right awards over the period in which the performance targets are anticipated to be achieved. At December 31, 2005, the Company recognized

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

compensation expense related to share right awards of $362,000. Prior to 2005, there were no grants of share right awards under the plans discussed above.

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

On December 22, 2000, the Phantom Award Agreements were converted to restricted stock award agreements and the number of shares to be awarded was fixed at 936,000 shares. At the date the plan became a fixed plan, the fair value of the Company’s common stock was $2.59 and the vesting period for the remaining unvested portion was extended to five years with cliff vesting to occur at the end of the five year period or upon the occurrence of a change in control or the period subsequent to the lock-up period following an initial public offering. On December 17, 2002, the Company started trading its common stock on the NASDAQ as part of its initial public offering. During 2003, all share awards vested except for 129,600 shares, which did not vest due to the departure of one of the employees prior to June 15, 2003. In 2004 and 2005, the Company recognized tax benefits as a component of stockholders’ equity related to the appreciation of vested stock awards that were deferred by employees. The final distribution of vested stock awards occurred in August 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted assets and tangible capital to tangible assets. These ratios are based upon formulas defined by the Bank’s primary regulator, the OTS. Management believes, as of December 31, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

The Bank’s actual capital amounts and ratios are presented in the following table:

	Amount		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total risk-based capital (to risk-weighted assets)	$470,879	12.5%	$301,762	8.0%	$377,202	10.0%
Tier I (Core) capital (to risk-weighted assets)	442,174	11.7	150,881	4.0	226,321	6.0
Tier I (Core) capital (to adjusted assets)	442,174	8.8	202,022	4.0	252,528	5.0
Tangible capital (to tangible assets)	442,174	8.8	75,758	1.5	N/A	N/A
As of December 31, 2004:
Total risk-based capital (to risk-weighted assets)	$409,426	12.2%	$268,320	8.0%	$335,400	10.0%
Tier I (Core) capital (to risk-weighted assets)	372,591	11.1	134,160	4.0	201,240	6.0
Tier I (Core) capital (to adjusted assets)	372,591	8.0	186,068	4.0	232,585	5.0
Tangible capital (to tangible assets)	372,591	8.0	69,775	1.5	N/A	N/A

(20) Fair Value of Financial Instruments

The approximate fair value of the Company’s financial instruments is as follows at December 31, 2005 and 2004:

	December 31,
	2005		2004
	Carrying amount	Fair Value	Carrying amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,735	$33,735	$16,961	$16,961
Securities	384,144	384,144	491,265	491,265
Loans, net	4,311,577	4,340,771	3,913,804	3,967,112
Loans held-for-sale	23,961	24,155	976	976
Accrued interest receivable	21,909	21,909	17,120	17,120
Financial liabilities:
Deposits	2,260,082	2,259,304	2,256,781	2,254,517
FHLB advances	1,597,806	1,589,253	1,856,349	1,852,063
Exchange balances	623,284	623,284	—	—
Junior subordinated debentures	149,962	153,518	135,079	139,301
Federal funds purchased	72,000	72,000	101,000	101,000
Accrued interest payable	8,753	8,753	2,354	2,354

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(21) Parent Only Financial Information

The following Commercial Capital Bancorp (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements:

Statements of Financial Condition

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and cash equivalents	$23,223	$4,888
Securities available-for-sale	1,502	1,894
Investment in subsidiaries	820,044	734,700
Other assets	7,389	22,864
Total assets	$852,158	$764,346
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$149,962	$135,079
Other liabilities	4,079	4,051
Total liabilities	154,041	139,130
Stockholders’ equity	698,117	625,216
Total liabilities and stockholders’ equity	$852,158	$764,346

Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income	$218	$138	$179
Interest expense:
Borrowings	9,475	5,005	1,888
Net interest expense	(9,257)	(4,867)	(1,709)
Noninterest income:
Gain on sale of securities	—	—	105
Other	567	103	—
Total noninterest income	567	103	105
Noninterest expense:
General and administrative expenses	4,497	2,739	3,137
Loss before income tax benefit, dividends from subsidiaries, and equity in undistributed income of subsidiaries	(13,187)	(7,503)	(4,741)
Income tax benefit	5,525	3,114	1,987
Dividends from subsidiaries	—	530	8,250
Equity in undistributed earnings of subsidiaries	82,011	60,121	14,933
Net income	$74,349	$56,262	$20,429

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$74,349	$56,262	$20,429
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(82,011)	(60,121)	(14,933)
Taxes	518	430	(3,529)
Amortization	(530)	(309)	18
Stock compensation expense	2,047	117	353
Gain on sale of securities	—	—	(105)
Decrease (increase) in other assets	24,205	(1,387)	1,062
Increase (decrease) in other liabilities	(138)	(3,511)	(191)
Other	468	802	(421)
Net cash provided by (used in) operating activities	18,908	(7,717)	2,683
Cash flows from investing activities:
Investment in subsidiaries	16,423	(10,000)	(27,992)
Dividends received from subsidiary	—	530	8,250
Net cash acquired from Hawthorne	—	8,106	—
Purchase of securities available-for-sale	—	—	(3,101)
Proceeds from sales of securities available-for-sale	—	—	2,997
Proceeds from repayments of securities	343	336	1,678
Net cash used in investing activities	16,766	(1,028)	(18,168)
Cash flows from financing activities:
Common stock issued	—	—	2,790
Purchase of treasury stock	(20,158)	(15,899)	—
Exercise of stock options	3,223	4,803	2,117
Exercise of stock warrants	240	462	—
Cash dividends paid on common stock	(15,644)	(4,869)	—
Proceeds from trust preferred securities issued by subsidiary	15,000	25,000	17,500
Net decrease in other borrowings	—	—	(3,798)
Net cash provided by financing activities	(17,339)	9,497	18,609
Net increase in cash and cash equivalents	18,335	752	3,124
Cash and cash equivalents:
Beginning of year	4,888	4,136	1,012
End of year	$23,223	$4,888	$4,136

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(22) Operating Segments

At December 31, 2005, the Company’s primary operating segments consist of its banking operations and 1031 exchange accommodator business. The banking operations are conducted solely through the Bank while the 1031 exchange accommodator business is conducted through TIMCOR and NAEC. The Bank and TIMCOR are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. The 1031 exchange accommodator business is considered a primary operating segment for periods beginning after February 17, 2005. The 1031 exchange accommodator business generates income through 1031 exchange fees, which are reflected as a component of noninterest income in the consolidated statements of income and are recognized when fees are received from the exchange customer upon completion of the 1031 exchange transaction. CCM and ComCap are shown as separate operating segments as these entities do not possess the similar economic characteristics necessary for aggregation. The CCM and ComCap operating segments are not considered primary operating segments of the Company due to lack of operations during 2005. At December 31, 2004 and 2003, CCM was considered a primary operating segment. However, the mortgage banking operations and assets of CCM have diminished significantly and no longer constitute a primary operating segment of the Company. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation.

Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. Commercial Capital Bancorp and the Bank have entered into a master services agreement whereby expenses paid by one party are reimbursed by the other in accordance with the agreement. Further, all companies hold on deposit with the Bank operating and other cash balances on which the Bank may pay interest. As such, the interest income reported by the operating segments on these cash balances is the amount received from the Bank and other financial institutions. However, the net interest income reported by the 1031 exchange accommodator operating segment does not include the additional economic benefits associated with the favorable spread between the lower cost exchange balances available at the Bank as compared to the higher cost wholesale funding alternatives which it would otherwise have to utilize. Intercompany deposits are reflected as a component of the Bank’s total deposit liabilities and interest paid to operating segments is reflected as a component of the Bank’s interest expense. Accordingly, the cash and deposit balances along with any related interest income and expense are eliminated upon consolidation.

Financial highlights by line of business were as follows:

	Year Ended December 31, 2005
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(Dollars in Thousands)
Net interest income after recapture of allowance for loan losses	$166,436	$2,756	$66	$5	$(9,257)	$1,030	$161,036
Noninterest income	18,854	4,720	6	—	567	—	24,147
Noninterest expense	56,110	8,252	57	55	4,497	—	68,971
Income taxes	47,333	(363)	6	(21)	(5,525)	433	41,863
Net income (loss)	$81,847	$(413)	$9	$(29)	$(7,662)	$597	$74,349
Total assets	$5,390,972	$668,956	$981	$201	$843,073	$(1,449,529)	$5,454,654

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

	Year Ended December 31, 2004
				Commercial
				Capital	Consolidation
	Bank	CCM	ComCap	Bancorp	Adjustments	Total
	(Dollars in Thousands)
Net interest income after provision for loan losses	$115,318	$215	$3	$(4,867)	$2,353	$113,022
Noninterest income—external	14,765	155	7	160	—	15,087
Noninterest income—intercompany	32	171	—	—	(203)	—
Noninterest expense	34,561	338	63	2,737	(47)	37,652
Income taxes	36,321	86	(22)	(3,114)	924	34,195
Net income	$59,233	$117	$(31)	$(4,330)	$1,273	$56,262
Total assets	$5,007,395	$4,740	$246	$764,346	$(752,803)	$5,023,924

	Year Ended December 31, 2003
				Commercial
				Capital	Consolidation
	Bank	CCM	ComCap	Bancorp	Adjustments	Total
	(Dollars in Thousands)
Net interest income after provision for loan losses	$36,793	$2,541	$2	$(1,709)	$2,321	$39,948
Noninterest income—external	5,731	3,162	171	105	—	9,169
Noninterest income—intercompany	293	2,567	—	—	(2,860)	—
Noninterest expense	10,827	1,842	101	3,137	(461)	15,446
Income taxes	12,520	2,710	32	(1,987)	(33)	13,242
Net income	$19,470	$3,718	$40	$(2,754)	$(45)	$20,429
Total assets	$1,707,628	$19,627	$265	$162,068	$(166,449)	$1,723,139

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(23) Quarterly Results of Operations (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$62,241	$64,678	$65,864	$69,088
Interest expense	23,907	25,753	27,599	31,685
Net interest income	38,334	38,925	38,265	37,403
Recapture of allowance for loan losses	(8,109)	—	—	—
Noninterest income	3,748	6,898	7,434	6,066
Noninterest expenses	12,817	15,430	20,028	20,695
Income before income taxes	37,374	30,393	25,671	22,774
Income taxes	14,287	11,068	8,835	7,673
Net income attributable to common stock	$23,087	$19,325	$16,836	$15,101
Net income per common share:
Basic	$0.42	$0.35	$0.30	$0.27
Diluted	0.40	0.34	0.29	0.26

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$21,630	$33,626	$56,987	$60,393
Interest expense	7,828	10,751	19,110	21,925
Net interest income	13,802	22,875	37,877	38,468
Provision for loan losses	—	—	—	—
Noninterest income	1,818	2,965	3,615	6,690
Noninterest expenses	4,039	7,809	12,897	12,908
Income before income taxes	11,581	18,031	28,595	32,250
Income taxes	4,480	7,108	10,591	12,016
Net income attributable to common stock	$7,101	$10,923	$18,004	$20,234
Net income per common share:
Basic	$0.24	$0.30	$0.34	$0.37
Diluted	0.22	0.28	0.32	0.36

(24) Subsequent Event—Acquisition of Calnet Business Bank, National Association

On March 3, 2006, the Company completed the acquisition of Calnet Business Bank, National Association, or Calnet, which was merged into the Bank. The Company issued 2,339,327 shares of our common stock for the outstanding shares of Calnet and 307,351 options for Calnet’s outstanding options. The valuation of the common stock issued was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ from two days prior to the announcement of the signing of the merger agreement to two days thereafter, or $16.19. The fair value of the options was $6.44 at the close of the acquisition as determined by using the Black-Scholes option pricing model. The following assumptions were utilized in determining the fair value of the

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

options: expected life of 1 year, risk-free interest rate of 4.74% and volatility of 29.78% and dividend yield of 1.85%.

Calnet is headquartered in Sacramento, California and conducts its deposit gathering and lending operations from a single location. At February 28, 2006, Calnet had total assets of approximately $252.0 million, total net loans of $105.5 million and total deposits of $227.5 million.

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

Item 9B.               Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information contained in the sections captioned “—Election of Directors,” “—Executive Officers Who Are not Directors,” “—Board of Directors Meetings and Committees,” “—Consideration of Director Nominees,” “—Section 16(a) Beneficial Ownership Compliance” and “—Additional Information About the Directors and Executive Officers” in the Company’s Proxy Statement, which will be used in connection with the 2006 Annual Meeting of Stockholders and will be filed on or about March xx, 2006 (“Proxy Statement”).

The Registrant has adopted a Standards of Conduct (Ethics Policy) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Registrant’s Standards of Conduct (Ethics Policy) was filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,595,490	$4.46	787,758
Equity compensation plans not approved by security holders	—	—	—
Total	3,595,490	$4.46	787,758

(1)   Includes 240,000 share right awards, the vesting of which is subject to the attainment of certain performance targets.

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

(1)   The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Management Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(2)   All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)   The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(1)
3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(12)
3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended.(2)
4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc.(1)
4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(1)
4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association.(1)
4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company.(1)
4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(5)
4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(6)
4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.(7)
4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(8)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(8)
4.9	Form of Hawthorne Financial Corporation Warrants.(9)
4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein.(9)
4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(12)
4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(12)
4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(12)
4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York.(12)
4.15	Indenture dated February 2, 2005 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.(18)
10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan.(1)
10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003.(5)
10.2.1	Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of August 1, 2004.(19)
10.2.2

First Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of January 24, 2005.(19)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(3)
10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(3)
10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers.(4)(13)
10.5.1	Employment Agreement dated July 20, 2005 between Commercial Capital Bancorp, Inc. and James R. Daley.(20)
10.5.2	Employment Agreement dated October 27, 2005 between Commercial Capital Bancorp, Inc. and James Leonetti.
10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers.(4)(14)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001.(1)
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

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(15)
10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(15)
10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2002 for Stephen H. Gordon.(5)(15)
10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(15)
10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(5)(15)
10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(1)(16)
10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon.(1)(17)
10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003.(5)
10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003.(5)
10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003.(6)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003.(6)
10.23

Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004.(7)

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004.(7)
10.25	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VII dated May 27, 2004.(12)
10.26	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated May 27, 2004.(12)
10.27	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VIII dated June 22, 2004.(12)
10.28	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated June 22, 2004.(12)
10.29	Executive Performance-Based Compensation Policy.(10)
10.30	Commercial Capital Bancorp, Inc. 2004 Long—Term Incentive Plan.(10)
10.32	Hawthorne Financial Corporation 2001 Stock Option Plan.(11)
10.33

Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust IV dated February 2, 2005.(18)

10.34	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated February 2, 2005.(18)
10.35	Agreement and Plan of Merger, dated January 27, 2004 by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and each of the Investors named therein.(10)
11	Statement re: computation of per share earnings. (See note 17 to the Consolidated Financial Statements included in Item 8 hereof.)
14	Standards of Conduct (Ethics Policy).(6)
21	Subsidiaries of the registrant (see “Business” in Item 1 hereof for the required information).
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification by the Chief Executive Officer filed herewith.
31.2	Section 302 Certification by the Chief Financial Officer filed herewith.
32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

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

(14)   The Bank has entered into substantially identical agreements with Messrs. Sanchez, Walsh, Williams, Noble, Daley and Leonetti with the only differences being with respect to titles and salary.

(15)   The Bank has entered into substantially identical agreements with Messrs. DePillo, Sanchez, Walsh, Williams and Noble with the only differences being the amounts paid under each agreement.

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

(20)   Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.
By:	/s/ STEPHEN H. GORDON
Stephen H. Gordon Chairman of the Board and Chief Executive

March 16, 2006

By:	/s/ JAMES H. LEONETTI
James H. Leonetti Executive Vice President, Chief Financial Officer

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEPHEN H. GORDON	Chairman of the Board and Chief Executive	March 16, 2006
Stephen H. Gordon	Officer (Principal Executive Officer)
/s/ DAVID S. DEPILLO	President, Chief Operating Officer and	March 16, 2006
David S. DePillo	Director
/s/ JAMES H. LEONETTI	Executive Vice President, Chief Financial	March 16, 2006
James H. Leonetti	Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ JAMES G. BRAKKE	Director	March 16, 2006
James G. Brakke
/s/ GARY W. BRUMMETT	Director	March 16, 2006
Gary W. Brummett
/s/ RICHARD A. SANCHEZ	Director	March 16, 2006
Richard A. Sanchez
/s/ MARK E. SCHAFFER	Director	March 16, 2006
Mark E. Schaffer
/s/ BARNEY R. NORTHCOTE	Director	March 16, 2006
Barney R. Northcote
/s/ ROBERT J. SHACKLETON	Director	March 16, 2006
Robert J. Shackleton
/s/ R. RAND SPERRY	Director	March 16, 2006
R. Rand Sperry