Form 10-Q
period 2006-03-31
COMMERCIAL CAPITAL BANCORP INC
filed 2006-05-10
CIK 1184818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☒ Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Number of shares of common stock outstanding as of April 30, 2006: 60,056,662(1)

(1)   Includes 274,819 contingent shares held in escrow.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005

Unaudited Consolidated Statements of Income for the Three Months ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months ended March 31, 2006

Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$41,607	$33,735
Securities available-for-sale	366,092	384,144
Federal Home Loan Bank stock, at cost	86,412	84,788
Loans, net of allowance for loan losses of $29,955 and $28,705	4,582,406	4,311,577
Loans held-for-sale	35,974	23,961
Premises and equipment, net	11,921	15,838
Accrued interest receivable	23,888	21,909
Goodwill	422,558	397,164
Core deposit intangible	6,675	5,251
Bank-owned life insurance	119,028	114,409
Affordable housing investments	32,114	33,035
Other assets	15,618	28,843
	$5,744,293	$5,454,654

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$248,053	$141,597
Interest-bearing:
Demand	74,828	71,386
Money market checking	530,216	348,137
Money market savings	240,450	372,230
Savings	115,643	147,386
Certificates of deposit	1,287,922	1,179,346
Total deposits	2,497,112	2,260,082

Advances from Federal Home Loan Bank	1,602,295	1,597,806
Exchange balances	637,554	623,284
Junior subordinated debentures	149,817	149,962
Other borrowings	50,000	72,000
Accrued interest payable and other liabilities	52,460	53,403

Total liabilities	4,989,238	4,756,537

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 62,003,639 and 58,679,803; and outstanding 59,655,045 and 56,487,280 shares	59	57
Additional paid-in capital	650,562	600,828
Retained earnings	149,189	139,675
Accumulated other comprehensive loss	(8,622)	(6,865)
Less: Treasury stock, at cost – 2,073,775 and 2,021,488 shares	(36,133)	(35,578)
Total stockholders’ equity	755,055	698,117
	$5,744,293	$5,454,654

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended March 31
	2006	2005
Interest income on:
Loans	$70,843	$55,905
Securities	4,265	5,219
Federal Home Loan Bank stock	1,070	1,034
Federal funds sold and interest-bearing deposits in other banks	72	83
Total interest income	76,250	62,241
Interest expense on:
Deposits	18,676	9,874
Advances from Federal Home Loan Bank	14,553	11,145
Exchange balances	1,396	341
Junior subordinated debentures	2,744	2,043
Other borrowings	805	504
Total interest expense	38,174	23,907
Net interest income	38,076	38,334
Recapture of allowance for loan losses	—	(8,109)
Net interest income after recapture of allowance for loan losses	38,076	46,443
Noninterest income:
Loan related fees	1,156	1,058
Retail banking fees	566	531
Mortgage banking fees	78	40
1031 exchange fees	925	374
Gain on sale of loans	207	645
Bank-owned life insurance	1,519	804
Other income	340	296
Total noninterest income	4,791	3,748
Noninterest expenses:
Compensation and benefits	12,247	6,860
Occupancy and equipment	2,498	2,159
Marketing	378	654
Technology	843	612
Professional and consulting	1,801	498
Insurance premiums and assessment costs	634	568
Merger related	118	—
Amortization of core deposit intangible	176	163
Recapture of reserve for unfunded commitments	(2)	(1,490)
Other	3,530	2,793
Total noninterest expenses	22,223	12,817
Income before income tax expense	20,644	37,374
Income tax expense	6,854	14,287
Net income	$13,790	$23,087
Basic earnings per share	$0.24	$0.42
Diluted earnings per share	$0.24	$0.40

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Three Months ended March 31, 2006

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2005	56,487	$57	$600,828	$139,675	$(6,865)	$(35,578)	$698,117

Comprehensive income:

Net income	—	—	—	13,790	—	—	13,790

Other comprehensive loss, net of tax:
Change in net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	(1,757)	—	(1,757)

Total comprehensive income	—	—	—	—	—	—	12,033

Common stock issued for acquisition of TIMCOR Exchange Corporation (“TIMCOR”)	170	—	3,614	—	—	—	3,614
Common stock issued for acquisition of Lawyers Asset Management, Inc. (“LAMI”)	275	—	3,962	—	—	—	3,962
Common stock issued for acquisition of Calnet Business Bank, N.A. (“Calnet”)	2,339	2	39,843	—	—	—	39,845
Cash dividends paid on common stock				(4,276)			(4,276)
Common stock repurchased	(35)	—	—	—	—	(555)	(555)
Exercise of stock options	156	—	548	—	—	—	548
Tax benefit from stock options	—	—	725	—	—	—	725
Amortization of unvested stock options	—	—	81	—	—	—	81
Restricted stock and share right awards issued	280	—	—	—	—	—	—
Amortization of deferred compensation restricted stock and share right awards, net of canceled restricted stock awards	(17)	—	1,164	—	—	—	1,164
Tax impact from restricted stock awards	—	—	(203)	—	—	—	(203)
Balance, March 31, 2006	59,655	$59	$650,562	$149,189	$(8,622)	$(36,133)	$755,055

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,790	$23,087
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of allowance for loan losses	—	(8,109)
Recapture of reserve for unfunded commitments	(2)	(1,490)
Core deposit intangible amortization	176	163
Purchase accounting adjustments	(1,194)	(2,635)
Depreciation and other amortization	1,712	1,648
Stock compensation expense	1,245	241
Stock dividends from Federal Home Loan Bank	(1,070)	(1,034)
Bank-owned life insurance income	(1,519)	(804)
Gain on sale of mortgage servicing rights	—	(105)
Gain on sale of loans	(207)	(645)
Origination of loans held-for-sale, net of principal payments	(4,421)	(83,002)
Proceeds from sales of loans held-for-sale	19,800	156,489
(Increase) decrease in accrued interest receivable and other assets	12,043	(5,620)
Increase (decrease) in accrued interest payable and other liabilities	(1,776)	4,552
Other, net	1,199	7,450
Net cash provided by operating activities	39,776	90,186
Cash flows from investing activities:
Proceeds from sale of securities	30,183	—
Proceeds from maturities and repayments of securities	14,819	21,020
Purchases of Federal Home Loan Bank stock	—	(961)
Origination and purchase of loans, net of principal payments	(190,347)	(237,088)
Purchase of leasehold improvements and equipment	(1,479)	(1,841)
Proceeds from sale of building	5,129	—
Purchase of affordable housing investments	(2,001)	(2,434)
Purchase of Bank-owned life insurance	(3,100)	—
Cash acquired from TIMCOR	—	303,486
Cash acquired from Calnet	85,372	—
Cash acquired from LAMI	116,803	—
Net cash used in investing activities	55,379	82,182
Cash flows from financing activities:
Increase(decrease) in deposits	36,672	(224,305)
Proceeds from Federal Home Loan Bank advances	279,500	169,000
Repayment of Federal Home Loan Bank advances	(275,000)	(10,000)
Net decrease in exchange balances	(102,172)	(3,196)
Issuance of junior subordinated debentures	—	15,000
Net decrease in other borrowings	(22,000)	(40,000)
Exercise of stock options	548	883
Exercise of warrants	—	75
Cash dividends paid on common stock	(4,276)	(3,346)
Purchase of treasury stock	(555)	(14,665)
Net cash (used in) provided by financing activities	(87,283)	(110,554)
Net increase in cash and cash equivalents	7,872	61,814
Cash and cash equivalents:
Beginning of period	33,735	16,961
End of period	$41,607	$78,775

	Three Months ended March 31,
	2006	2005
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$35,403	$21,993
Income taxes	2	—
Noncash activity:
Transfer of loans to loans held-for-sale	27,361	623,505

Supplemental disclosure for the acquisitions of TIMCOR (February 2005), Calnet (March 2006) and LAMI (March 2006):
Cash and cash equivalents	$202,175	$303,486
Securities available-for-sale	30,283	—
Federal Home Loan Bank stock	623	—
Loans, net of allowance	106,527	67,061
Premises and equipment, net	703	5,026
Accrued interest receivable	590	111
Goodwill	21,780	20,358
Core deposit intangible	1,600	—
Other assets	1,494	425
Deposits	(200,526)	—
Exchange balances	(116,442)	(373,398)
Accrued interest payable and other liabilities	(4,102)	(1,219)
Net assets acquired	$44,705	$21,850
Fair value of consideration, including acquisition costs	$44,705	$21,850
Fair value of contingent shares held in escrow	3,962	7,228
Total consideration	$48,667	$29,078

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)                  Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (referred to herein on an unconsolidated basis as “Commercial Capital Bancorp” and on a consolidated basis as the “Company”); Commercial Capital Bank, FSB (the “Bank”); Commercial Capital Mortgage, Inc. (“CCM”); ComCap Financial Services, Inc. (“ComCap”); for the period after February 17, 2005, TIMCOR Exchange Corporation (“TIMCOR”); for the period after May 24, 2005, North American Exchange Company (“NAEC”), and for the period after March 3, 2006, Calnet Business Bank, N.A. (“Calnet”). Lawyers Asset Management Inc. (“LAMI”) was acquired on March 30, 2006.

Beginning in 2004, the Bank has made qualifying equity investments in community development entities (“CDEs”), that invest in low-income community projects that qualify under the new markets tax credit provisions of the Internal Revenue Code of 1986 (the “Code”), as amended. As the Bank’s investment in the CDEs represents a majority interest, CDEs are reflected as consolidated subsidiaries of the Bank and the operating results are included in the Bank’s consolidated financial statements from the respective investment dates. The table below lists the consolidated subsidiaries of the Bank at March 31, 2006:

Investment Date

Clearinghouse NMTC (SUB 2), LLC	July 2004
Clearinghouse NMTC (SUB 6), LLC	March 2005
Clearinghouse NMTC (SUB 7), LLC	June 2005
Clearinghouse NMTC (SUB 9), LLC	December 2005
Shamrock Investment Fund, LLC	December 2005

Prior period financial information has been restated to reflect reclassification adjustments to conform to the current period presentation.

(2)                     Business Combinations

Acquisition of Calnet Business Bank, N.A.

On March 3, 2006, the Company completed the acquisition of Calnet, which was merged into the Bank. Calnet was headquartered in Sacramento, California and conducted its deposit gathering and lending operations from a single location. The Company issued 2,339,327 shares of its common stock for the outstanding shares of common stock of Calnet and 307,351 options to purchase the Company’s common stock for Calnet’s outstanding options. The valuation of the Company’s common stock issued was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, or $16.19. The fair value of the options was $6.44 at the close of the acquisition as determined by using the Black-Scholes option pricing model. The following assumptions were utilized in determining the fair value of the options: expected life of 1 year, risk-free interest rate of 4.74%, volatility of 29.78% and dividend yield of 1.85%.

The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Calnet acquisition is summarized below:

(Dollars in thousands)
Cash	$85,372
Securities	30,283
Federal Home Loan Bank stock	623
Loans, net of allowance	106,527
Premises and equipment, net	703
Accrued interest	590
Goodwill	18,041
Core deposit intangible	1,600
Other assets	1,474
Deposit balances	(200,526)
Other liabilities	(4,082)
Fair value of net assets acquired	$40,605
Total purchase price	$40,605

The purchase accounting adjustments recorded as part of the acquisition of Calnet resulted in a fair value adjustment of a net premium of $270,000 to the carrying value of loans. This premium is being amortized over the estimated remaining life of the loans and is expected to be amortized through interest income over 19 months. The goodwill of $18.0 million will not be amortized but will be evaluated for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and will not be deductible for tax purposes. The total amount of goodwill recorded was allocated to the Bank and reflected in the Bank operating segment discussed in Note 7. The core deposit intangible of $1.6 million is being amortized over 7.5 years. In connection with the closing of the Calnet acquisition, the Company sold the $30.3 million in securities that were carried on the books of Calnet shortly after the closing of the acquisition. The proceeds from the sale of securities were used to repay short-term borrowings of the Bank.

Professional and legal fees of $760,000 related to the Calnet acquisition have been capitalized as part of the purchase price. In addition, total severance and related costs of $1.2 million were recorded as part of the acquisition transaction. As of March 31, 2006, all of these costs have been incurred and paid, except for $338,000 of legal and advisory fees.

Acquisition of Lawyers Asset Management, Inc

On March 30, 2006, the Company completed the acquisition of LAMI, a “qualified intermediary”, which facilitates tax-deferred real estate exchanges pursuant to the Code, in an all stock transaction with a fixed value of $8.0 million, representing 549,638 shares of the Company’s common stock. LAMI operates as a wholly-owned subsidiary of Commercial Capital Bancorp. The Company used the purchase method of accounting and as such, the operations of LAMI are reflected in the results of the Company’s operations after March 30, 2006. The valuation of the common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $14.42. At the closing, the Company delivered 274,819 shares of stock to the LAMI shareholder, and placed into escrow the same number of shares (“contingent shares”), which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. The distribution of the contingent shares is dependent upon there being no material changes or amendment to Section 1031 of the Code prior to their distribution that would eliminate the benefits associated with offering Section 1031-exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The contingent shares are also available initially to satisfy claims to the extent that any arise against LAMI in accordance with the acquisition agreement. The contingent shares fully vest upon a change in control of the Company, such as is contemplated by certain subsequent events. See Note 9.

The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the LAMI acquisition is summarized below:

(Dollars in thousands)
Cash	$116,803
Goodwill	3,739
Other assets	20
Exchange balances	(116,442)
Other liabilities	(20)
Fair value of net assets acquired	$4,100
Fair value of contingent shares held in escrow	3,962
Total purchase price	$8,062

The carrying value of goodwill recorded at acquisition excludes the 274,819 contingent shares subject to the contingencies described above. When these shares are no longer subject to the contingency in accordance with the acquisition agreement, the fair value of these shares will be recorded as an increase to the Company’s stockholders’ equity and goodwill. Total goodwill recorded in conjunction with the acquisition of LAMI was allocated to LAMI, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 7. Exchange balances represent amounts due to LAMI’s clients at the completion of the client’s 1031 exchange transaction. Due to the short-term nature of the exchange balances, the carrying value was deemed to be consistent with the fair value at the acquisition date.

Professional and legal fees of $138,000 related to the LAMI acquisition have been capitalized as part of the purchase price. As of March 31, 2006, all of these costs have been incurred and paid, except $20,000 of remaining legal fees.

(3)                  Comprehensive Income

The table below reflects the changes in comprehensive income for the three months period ending March 31, 2006 and 2005:

	Three Months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net income	$13,790	$23,087
Other comprehensive income (loss), net of tax:
Change in net unrealized (losses) on securities arising during the period, net of reclassification adjustments	(1,757)	(2,960)
Total comprehensive income	$12,033	$20,127

(4)                  Earnings Per Share

Information used to calculate earnings per share for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Net income	$13,790	$23,087
Weighted average shares:
Basic weighted average number of common shares outstanding	57,071,133	54,821,891
Dilutive effect of common stock equivalents:
Options	1,370,925	1,999,303
Warrants	—	290,253
Restricted stock awards	39,009	7,399
Share right awards	—	—
Total dilutive effect of common stock equivalents	1,409,934	2,296,955

Diluted weighted average shares	58,481,067	57,118,846

Average contingent shares issued to TIMCOR\LAMI shareholders	92,942	158,960
Total diluted weighted average shares	58,574,009	57,277,806
Net income per common share:
Basic	$0.24	$0.42
Diluted	$0.24	$0.40

(5)                  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. As a result of adoption, the Company’s income before income tax expense for the three months ended March 31, 2006 included stock option compensation expense of $81,000. There was no retrospective adjustment to the Company’s consolidated net income as a result of the implementation of SFAS No. 123(R).

The following table summarizes pro-forma net income and earnings per share for the three months ended March 31, 2005, assuming the retrospective impact of implementation of SFAS 123(R):

Reported net income	$23,087
Retrospective application of SFAS 123R	96

Pro-forma net income	$22,991
Pro-forma average dilutive shares	57,247,046
Reported dilutive earnings per share	$0.40
Pro-forma dilutive earnings per share	$0.40
Reported basic earnings per share	$0.42
Pro-forma basic earnings per share	$0.42

(6)                  Stock Compensation

As of March 31, 2006, the Company has four stock incentive plans that provide for the granting of non-qualified and incentive stock options, restricted stock awards, performance awards and other stock-related awards to employees (including officers and directors), non-employee directors, consultants and other independent advisors. The plans included the Commercial Capital Bancorp 2000 Stock Plan (“2000 Stock Plan”), the Commercial Capital Bancorp 2004 Long-Term Incentive Plan (“2004 Stock Plan”), the Hawthorne 2001 Stock Incentive Plan and the Calnet Business Bank, National Association 2001 Stock Option Plan. As of March 31, 2006, unvested options exist only under the 2000 Stock Plan and 2004 Stock Plan. Options granted under the 2000 and 2004 Stock Plans have an exercise price equal to the fair market value of the underlying stock on the date of grant, vest over three years of continuous service and expire ten years from the date of grant. All of the stock options would fully vest upon a change in control of the Company. See Note 9.

Prior to January 1, 2006, the Company accounted for its stock plans under the recognition and measurement provision of APB No. 25, as permitted under SFAS No. 123. As such, the Company did not recognize compensation expense related to stock options in its Statements of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition method under SFAS No. 123(R) using the modified prospective transition method. Under this method, compensation expense recognized for the three months ended March 31, 2006 includes compensation expense for all options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R).

The fair value of options is estimated at the grant date using a Black-Scholes option pricing model. In determining the compensation amounts for all grants prior to the Company’s initial public offering in December 2002, the value of the options granted were estimated at the date of grant using the minimum value method prescribed in SFAS No. 123. There were no options granted during the three months ended March 31, 2006. For the option grants during the three month period March 31, 2005, the risk-free interest rates ranged between 3.92 % and 4.44% with an estimated life of the options of seven years, volatility ranged between 40.05% and 42.19% and the dividend rate ranged between 1.01% and 1.19% on the stock. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of the options is based on the analysis of the vesting period and contractual life and historical exercise activity. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant and the dividend range is based on the Company’s actual dividend activity at the time of grant.

Option activity under the stock plans as of March 31, 2006, and changes during the period ended March 31, 2006, follows:

	Shares	Weighted average price	Weighted average remaining contractual term (in years)
Under option, beginning of year	3,355,490	$4.46
Granted	—	—
Issued for Calnet Acquisition	307,351	9.96
Terminated and canceled	—	—
Exercised	(155,662)	3.52
Options outstanding, March 31, 2006	3,507,179	4.98	6.52
Options exercisable, March 31, 2006	3,431,930	4.78	6.07

The aggregate fair value of options outstanding and exercisable at March 31, 2006 was $5.4 million and $4.9 million, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2005 was $111,000. The total fair value of options exercised during the periods ended March 31, 2006 and 2005 was $357,000 and $1.4 million, respectively.

The following table includes the activity related to nonvested shares during the three month period ending March 31, 2006:

	Shares	Weighted average grant-date fair value
Nonvested options, beginning of year	106,101	$5.65
Granted	—	—
Vested	(30,852)	4.58
Terminated and canceled	—	—
Nonvested options, March 31, 2006	75,249	$6.10

As of March 31, 2006, there was $213,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested options under the 2000 and 2004 Stock Plans. That expense is expected to be realized over the next 14 months. The total fair value of shares vested during the three months ended March 31, 2006 was $141,000.

Cash received from option exercise under the various plans for the three months ended March 31, 2006 and 2005 was $548,000 and $883,000, respectively. The actual tax benefit for the tax deductions from option exercises totaled $725,000 and $2.5 million, respectively, for the three months ended March 31, 2006 and 2005.

The stock plans also allow for grants of restricted shares of the Company’s common stock. Restricted stock awards were granted to employees and directors beginning in 2004. The restricted stock awards have a term of three years and vest one-third on each of the next three anniversary dates. The restricted stock awards also fully vest upon a change in control of the Company. See Note 9. Voting and dividend rights are granted to the employee or director at date of grant of the restricted stock awards. The adoption of SFAS No. 123(R) did not result in a material change to the accounting for restricted stock. The Company recorded net compensation expense of $1.5 million and $241,000 related to restricted stock awards for the three month period ended March 31, 2006 and 2005, respectively. The actual tax benefit for the tax deductions from vested restricted stock awards totaled $19,000 for the three months ended March 31, 2005. The Company recorded a tax liability of $483,000 for the three months ended March 31, 2006 related to vested restricted stock awards. During the three months ended March 31, 2006, the Company repurchased 34,917 shares as a result of vested restricted stock awards surrendered by employees. These shares are reflected as treasury shares as of March 31, 2006.

The following table includes the activity related to nonvested shares during the three-month periods indicated below:

	March 31, 2006		March 31, 2005
	Shares	Weighted average per share fair value	Shares	Weighted average per share fair value
Nonvested, beginning of year	360,653	$20.03	21,806	$16.05
Granted	279,931	15.66	140,554	23.70
Vested	(99,487)	15.85	(7,267)	16.05
Terminated and canceled	(17,370)	18.35	(3,833)	22.04
Nonvested, March 31, 2006	523,727	18.54	151,260	23.01

As of March 31, 2006, there was $8.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock awards.

In July 2005, the Company granted 240,000 share right awards under the 2001 Stock Plan. The grant date fair value of the awards totaled $4.4 million. The share right awards are performance based and provide voting or dividend rights upon vesting. The share right awards vest only upon attainment of certain performance targets and have no stated expiration date. The Company employs variable accounting and recognizes the fair value of the share right awards over the period in which the performance targets are anticipated to be achieved. For the three months ended March 31, 2006, the Company recorded a net recapture of compensation expense related to share right awards of $362,000. For the three months ended March 31, 2006, there have been no additional grants, vesting or cancellation of share right awards.

(7)                  Operating Segments

At March 31, 2006, the Company’s primary operating segments consist of its banking operations and 1031 exchange accommodator business. The banking operations are conducted solely through the Bank while the 1031 exchange accommodator business is conducted through TIMCOR, NAEC and LAMI. The Bank, TIMCOR and LAMI are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. The 1031 exchange accommodator business is considered a primary operating segment for periods beginning after February 17, 2005. The 1031 exchange accommodator business generates income through 1031 exchange fees, which are reflected as a component of noninterest income in the consolidated statement of income and are recognized when fees are received from the exchange customer upon completion of the 1031 exchange transaction. CCM and ComCap are shown as separate operating segments as these entities do not possess the similar economic characteristics necessary for aggregation. The CCM and ComCap operating segments are not considered primary operating segments of the Company due to lack of operations during 2006 and 2005. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation.

Accounting policies followed by the operating segments are consistent with those followed on a consolidated basis. Commercial Capital Bancorp and the Bank have entered into a master services agreement whereby expenses paid by one party are reimbursed by the other in accordance with the agreement. Further, all companies hold on deposit with the Bank operating and other cash balances on which the Bank may pay interest. As such, the interest income reported by the operating segments on these cash balances is the amount received from the Bank and other financial institutions. However, for the 2005 periods, the net interest income reported by the 1031 exchange accommodator operating segment does not include the additional economic benefits associated with the favorable spread between the lower cost exchange balances available to the Bank and the higher cost wholesale funding alternatives which it would otherwise have to utilize. Beginning in 2006, the Bank implemented a transfer pricing model so that stand-alone net interest income reported by the 1031 exchange accommodator operating segment would reflect such additional economic benefits. Intercompany deposits are reflected as a component of the Bank’s total deposit liabilities and interest paid to operating segments is reflected as a component of the Bank’s interest expense. Accordingly, the cash and deposit balances along with any related interest income and expense are eliminated upon consolidation.

Financial highlights by operating segment were as follows:

	Three Months ended March 31, 2006
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(Dollars in Thousands)
Net interest income	$37,953	$2,517	$14	$1	$(2,635)	$226	$38,076
Noninterest income	3,711	993	—	—	87	—	4,791
Noninterest expense	17,385	2,752	—	14	2,072	—	22,223
Income taxes	7,874	294	6	(5)	(1,409)	94	6,854
Net income (loss)	$16,405	$464	$8	$(8)	$(3,211)	$132	$13,790

Total assets	$5,679,288	$673,936	$1,001	$198	$930,964	$(1,541,094)	$5,744,293

	Three Months ended March 31, 2005
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(Dollars in Thousands)
Net interest income after recapture of allowance for loan losses	$47,794	$386	$24	$1	$(1,995)	$233	$46,443
Noninterest income	3,341	336	6	—	65	—	3,748
Noninterest expense	11,451	440	49	13	864	—	12,817
Income taxes	15,251	118	(9)	(5)	(1,166)	98	14,287
Net income (loss)	$24,433	$164	$(10)	$(7)	$(1,628)	$135	$23,087

Total assets	$5,285,708	$393,369	$2,954	$228	$805,896	$(1,154,810)	$5,333,345

(8)                  Stock Repurchase Plan

On January 25, 2005, the Company announced that its Board of Directors had authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. On February 2, 2005, the Company announced the completion of its first stock repurchase plan and now operates under the second plan. The Company did not repurchase shares under an announced plan during the three months ended March 31, 2006. At March 31, 2006, there were 532,463 shares of the Company’s common stock that may yet be repurchased under the current stock repurchase plan. On October 12, 2005, the Company announced that its Board of Directors authorized an additional repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock. Using the Company’s closing stock price of $14.06 at March 31, 2006, approximately 1,422,475 shares may yet be repurchased under this repurchase program. The additional program will only take effect upon the completion of the Company’s current stock repurchase program.

(9)                   Subsequent Events

On April 23, 2006, the Company and Washington Mutual, Inc. (“Washington Mutual”), announced they had entered into a Definitive Agreement and Plan of Merger pursuant to which Washington Mutual will acquire all of the outstanding shares of the Company's common stock in exchange for $16.00 per share in cash. The transaction is valued in the aggregate at approximately $983 million. The transaction is expected to close in the third calendar quarter of 2006, pending approval of the merger agreement by the Company’s shareholders, regulatory approval and the satisfaction of other customary closing conditions. The merger agreement provides for certain operational restrictions that the Company will be required to comply with pending completion of the merger. These restrictions may impact the operating results of the Company.

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

•                  governmental approval of the merger with Washington Mutual Inc. may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

•                  the stockholders of Commercial Capital Bancorp, Inc. may fail to approve the merger agreement with Washington Mutual, Inc.;

•                  an unfavorable result in the litigation with Comerica Bank; and

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

General

We are Commercial Capital Bancorp, Inc. (the “Company”), a diversified financial institution holding company, which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), TIMCOR Exchange Corporation (“TIMCOR”), North American Exchange Company (“NAEC”) and Lawyers Asset Management, Inc. (“LAMI”). At the most recent date for which such information is available, the Company was the 23rd largest thrift in the country and the fifth largest in California, according to SNL Financial. We are recognized as one of the leading originators of multifamily residential real estate loans in California, where the market for multifamily residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked third in the state in originations of such loans for the twelve month period ended December 31, 2005, with an aggregate of 3.63% of total originations.

Our primary operations are conducted through the Bank, which conducts banking operations through 24 branch offices and 11 lending offices located in both Southern and Northern California. In January 2006, we opened a banking office in Newport Coast, California and have announced plans to open two additional banking offices located in Pasadena and Valencia, California during 2006. In addition, the acquisition of Calnet Business Bank, N.A. (“Calnet”) in March 2006 provided a branch location in Sacramento, California.

Our 1031 exchange accommodator business is conducted through TIMCOR, NAEC and LAMI. TIMCOR is headquartered in Los Angeles, California and has offices located in Houston, Texas; Chicago, Illinois; Richmond, Virginia and Miami, Florida. NAEC is headquartered in Walnut Creek, California and maintains offices in Long Beach and La Jolla, California, Arlington, Virginia and Miami, Florida. NAEC also has a presence in San Francisco and Los Angeles, California; Seattle, Washington; Denver, Colorado; Dallas, Texas; Charlotte, North Carolina; Miami, Florida; and Washington, D.C. LAMI operates through its headquarters in Oakland, California.

On March 30, 2006, the Company completed the acquisition of LAMI, a “qualified intermediary”, which facilitates tax-deferred real estate exchanges pursuant to the Code, in an all stock transaction with a fixed value of $8.0 million, representing 549,638 shares of the Company’s common stock. LAMI operates as a wholly-owned subsidiary of the Company. The Company used the purchase method of accounting and as such, the operations of LAMI are reflected in the results of the Company’s operations after March 30, 2006. The valuation of the common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $14.42.

On March 3, 2006, the Company completed the acquisition of Calnet, which was merged into the Bank. Calnet is headquartered in Sacramento, California and conducts its deposit gathering and lending operations from a single location. The Company issued 2,339,327 shares of its common stock for the outstanding shares of Calnet and 307,351 options to purchase the Company’s common stock for Calnet’s outstanding options. The valuation of the common stock issued was based upon the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, or $16.19. The Company used the purchase method of accounting, and accordingly, Calnet’s operating results have been included in the consolidated financial statements from March 3, 2006.

Recent Developments

On April 23, 2006, the Company and Washington Mutual, Inc. (“Washington Mutual”), announced they had entered into a Definitive Agreement and Plan of Merger pursuant to which Washington Mutual will acquire all of the outstanding shares of the common stock in exchange for $16.00 per share in cash. The transaction is valued in the aggregate at approximately $983 million. The transaction is expected to close in the third calendar quarter of 2006, pending approval of the merger agreement by the Company’s shareholders, regulatory approval and the satisfaction of other customary closing conditions. The merger agreement provides for certain operational restrictions that the Company will be required to comply with pending completion of the merger. These restrictions may impact the operating results of the Company.

On April 24, 2006, the Company declared a cash dividend of $0.075 per share to be paid on May 31, 2006 to shareholders of record on May 17, 2006.

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

Impairment of Goodwill and Core Deposit Intangible. As a result of our acquisition activity, goodwill and a core deposit intangible asset have been added to our balance sheet. While the core deposit intangible arising from our acquisition of Hawthorne Financial in June 2004 will be amortized over its estimated useful life of 10 years and the core deposit intangible from the Calnet acquisition will be amortized over its estimated useful life of 7.5 years, the amortization of goodwill was discontinued for periods after December 31, 2001 in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is required to be evaluated for impairment at least annually. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates including forecasts of future earnings, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill, which would result in a charge to our operations. The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life. If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a write-down would be taken of the core deposit intangible through a charge to earnings.

Stock Compensation. Our stock compensation plans currently allow for the grants of incentive and nonqualified stock options to purchase the shares of the Company’s common stock and other stock awards, which are granted at the discretion of the Board of Directors to management, employees, non-employee directors, consultants and other independent advisors to the Company. Other types of stock awards issued under the Company’s stock compensation plans also include restricted stock awards and share right awards. The stock options are accounted for under the fair value method in accordance with SFAS 123R and the impact of the fair value of these awards is reflected as a component of compensation expense in the company’s income statement, over the vesting period on the options. Restricted stock awards issued to date are considered fixed awards as the number of shares and fair value is known at the grant date. The Company’s income statement reflects the grant date fair value of these awards as a component of compensation expense over the vesting period of the fixed awards. The share right awards are considered variable awards as the number of shares and ultimate vesting of shares is based on the achievement of certain performance targets in the future. As such, management must estimate the total compensation expense related to the variable awards until such awards have vested. At each interim reporting period, management estimates the ultimate vesting period of the variable awards and the value of these awards, using the Company’s current stock price, and records the pro-rata portion of compensation expense in the Company’s income statement. Compensation expense recognized in the Company’s income statement may fluctuate as a result of changes in management’s estimate of the vesting period related to the variable awards as well as changes in the Company’s stock price.

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

Operating Segments

Our primary operating segments consist of our banking operations and 1031 exchange accommodator business. The banking operations are conducted solely through the Bank while the 1031 exchange business is conducted through TIMCOR, NAEC, and LAMI. The Bank, TIMCOR and LAMI are separate operating subsidiaries of the Company while NAEC is a separate operating subsidiary of TIMCOR. For total assets and statement of income information on our primary operating segments as of and for the three months ended March 31, 2006 and 2005, see Note 7 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. We had total consolidated assets of $5.7 billion at March 31, 2006, an increase of 5% from $5.5 billion at December 31, 2005. The growth in assets was primarily driven by loan fundings of multifamily, commercial real estate and construction loans and through the acquisition of Calnet. Total loans, which include loans held-for-investment, net of the allowance for loan losses, and loans held-for-sale, totaled $4.6 billion at March 31, 2006, an increase of 7% from $4.3 billion at December 31, 2005. The increase in total loans included the addition of approximately $106.5 million in net loans acquired in the Calnet acquisition. Loans held-for-sale totaled $36.0 million at March 31, 2006, which include $35.0 million of multifamily loans held-for-sale due to loans to one borrower limitations and anticipated sales under the FNMA Mflex program. For the three months ended March 31, 2006, loan sales totaled $19.8 million and primarily included the sale of multifamily loans under the FNMA Mflex program. Goodwill totaled $422.6 million at March 31, 2006, an increase of $25.4 million from December 31, 2005. The Calnet acquisition resulted in additional goodwill of $18.0 million and the acquisition of LAMI also contributed $3.7 million of goodwill as of March 31, 2006. In addition, the remaining 170,315 contingent shares at December 31, 2005 related to the TIMCOR acquisition were released on the one-year anniversary of the acquisition, which resulted in an increase to goodwill of $3.6 million. Total deposits totaled $2.5 billion, an increase $237.0 million from December 31, 2005, primarily as a result of $200.5 million in predominantly low-cost transaction accounts acquired in the Calnet acquisition.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $41.6 million at March 31, 2006 and $33.7 million at December 31, 2005. Cash and cash equivalents at March 31, 2006 and 2005 included $17.1 million and zero, respectively, of federal funds sold. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to efficiently collateralize our borrowings or other obligations. Our securities portfolio totaled $366.1 million at March 31, 2006, a decrease of 5% from $384.1 million at December 31, 2005. Mortgage-backed securities declined to 6% of total assets at March 31, 2006 as compared to 7% as of December 31, 2005. We continue to reinvest cash flows received from our securities portfolio into higher yielding, adjustable rate loans. As discussed above, we sold the entire $30.3 million in securities acquired from Calnet subsequent to the acquisition date, the proceeds of which were used to repay short-term borrowings. At March 31, 2006, all securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2006, our securities portfolio had an aggregate of $14.9 million of unrealized losses. The unrealized losses as of March 31, 2006 are a result of the level of market interest rates and are not a result of the underlying issuers’ ability to repay. Accordingly, we have not recorded these unrealized losses in our consolidated statement of income.

Total Loans and Loan Fundings. At March 31, 2006, we had total loans of $4.6 billion compared to $4.3 billion at December 31, 2005. The following table sets forth the composition of our loans held-for-investment by type of loan and the total amount of loans classified as held-for-sale:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Real estate mortgage loans:
Single family (one to four units)	$428,904	$394,678
Multifamily (five units or over)	3,110,643	3,050,931
Commercial real estate	692,635	601,665
Construction	247,638	202,237
Land	94,695	74,948
Total real estate loans	4,574,515	4,324,459
Business, consumer and other loans	32,746	12,396
Total loans held-for-investment	4,607,261	4,336,855
Net deferred loan costs (fees), premiums and discounts	5,100	3,427
Allowance for loan losses	(29,955)	(28,705)
Total loans held-for-investment, net	$4,582,406	$4,311,577
Loans held-for-sale	35,974	23,961
Total loans	$4,618,380	$4,335,538

Total loans increased $282.8 million, or 7%, from December 31, 2005 to March 31, 2006. Total loans held-for-investment, net of deferred loan fees, premiums, discounts and the allowance for loan losses, increased $270.8 million, or 6%. The increase in total loans held-for-investment included the addition of approximately $106.5 million in net loans acquired in the Calnet acquisition. The loans acquired in the Calnet acquisition primarily included commercial business lines of credit, secured and unsecured, that are indexed to prime. In addition to the growth from the Calnet acquisition, our total loan fundings of $510.2 million coupled with a reduction in loan sales during the period ended March 31, 2006 contributed to the growth in the total loans held-for-investment.

Our loans held-for-sale at March 31, 2006 includes one multifamily loan held by CCM totaling $959,000 and 13 multifamily loans totaling $33.9 million held by the Bank. Loans held-for-sale by the Bank include one fixed rate loan committed for sale under the FNMA Mflex program and 12 adjustable rate multifamily loans that were designated as held-for-sale due to loans-to-one-borrower limitations.

Overall, the mix of the loans held-for-investment portfolio at March 31, 2006 remained consistent with the mix at December 31, 2005. Our multifamily loans held-for-investment represents 68% of total loans held-for-investment at March 31, 2006 as compared to 70% at December 31, 2005. Our commercial real estate portfolio represents 15% of total loans held-for-investment at March 31, 2006 and December 31, 2005, respectively. Additionally, our construction and land loans were 7% of total loans held-for-investment at March 31, 2006 and December 31, 2005, respectively. We had core loan fundings of $492.4 million for the three months ended March 31, 2006, as compared to core loan fundings of $595.1 million for the same period in the prior year. We define core loan fundings as total loan originations and purchases net of loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels, which totaled $17.7 million for the three months ended March 31, 2006 as compared to $12.7 million for the three months ended March 31, 2005. Our total loan fundings for the three months ended March 31, 2006 totaled $510.2 million as compared to total loan fundings of $607.8 million for the same period in the prior year. During the three months ended March 31, 2006, our core loan fundings included the purchase of $6.2 million of multifamily, commercial real estate and construction loans. The loans purchased during 2006 were primarily adjustable rate and were reviewed and approved in accordance with our established loan origination policies and procedures.

The allowance for loan losses totaled $30.0 million as of March 31, 2006, a $1.3 million increase from $28.7 million as of December 31, 2005. The increase in the current period resulted from the Calnet acquisition, as $1.2 million in allowance for loan losses was transferred at the acquisition date. The allowance for loan losses was 0.65% of net loans held-for-investment at March 31, 2006 as compared to 0.66% as of December 31, 2005. See “Results of Operations—Asset Quality and the Recapture of the Allowance for Loan Losses.”

Deposits. Our deposits totaled $2.5 billion at March 31, 2006, an increase of 10% from $2.3 billion at December 31, 2005. Our transaction account deposits totaled $1.2 billion at March 31, 2006, an increase of 12% from $1.1 billion at December 31, 2005. Our time deposits totaled $1.3 billion at March 31, 2006 an increase of 9% from $1.2 billion at December 31, 2005.

The increase in our deposits and transaction account deposits from December 31, 2005 is primarily attributable to the acquisition of Calnet. At acquisition date, Calnet deposits totaled $200.5 million, including $192.4 million of transaction account deposits, in one branch location. In January 2006, we opened our Crystal Cove banking office in Newport Coast, California, which held $18.9 million of transaction account deposits at March 31, 2006. Additionally, we have announced plans to open two additional banking offices located in Pasadena and Valencia, California during 2006.

Borrowings. Another source of funds are borrowings, primarily FHLB advances, exchange balances and junior subordinated debentures. Total borrowings amounted to $2.4 billion at March 31, 2006 and December 31, 2005, respectively. FHLB advances totaled $1.6 billion at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, total FHLB advances included $1.2 billion of advances with put features. Putable advances provide the FHLB of San Francisco with the option to cause us to repay these advances, prior to stated maturity. Putable advances are offered at rates that are significantly lower than other FHLB advances of similar duration or maturity and other alternative wholesale funding sources. Our putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At March 31, 2006, excluding net acquisition premiums, we anticipate approximately $1.4 billion of advances from the FHLB of San Francisco will mature or reprice within the next twelve months. See Item 3 below for further discussion.

Exchange balances, which represent amounts due to exchange clients at the completion of the client’s 1031 exchange transaction, totaling $637.6 million at March 31, 2006, have been used to support our asset growth as well as to reduce our need for FHLB advances. Exchange balances increased $14.3 million since December 31, 2005 primarily due to the $116.4 million in exchange balances acquired in the LAMI acquisition. Exchange balances represent an attractive funding source, with an average cost of 1.0 % during the three months of 2006. Other borrowings include federal funds purchased and totaled $50.0 million at March 31, 2006 as compared to $72.0 million at December 31, 2005.

At March 31, 2006, our junior subordinated debt issued to unconsolidated trust subsidiaries totaled $149.8 million, compared to $150.0 million at December 31, 2005.

Stockholders’ Equity. Stockholders’ equity totaled $755.1 million at March 31, 2006, an increase of 8% from $698.1 million at December 31, 2005. We issued 2,339,237 shares valued at $39.8 million in connection with the acquisition of Calnet and 274,819 shares in connection with the acquisition of LAMI. In accordance with the LAMI acquisition agreement, an aggregate of 274,819 shares were placed in escrow and are subject to certain contingencies, which will lapse in their entirety in March 2007 or upon a change in control of the Company. See “Recent Developments.” The 274,819 shares are excluded from outstanding shares until such contingencies are satisfied. Additionally, we issued 170,315 shares of common stock, valued at $3.6 million, in connection with the release of the remaining contingent shares related to our acquisition of TIMCOR in 2005. The increase in stockholders’ equity also reflects the $13.8 million in net income for the three months ended March 31, 2006, partially offset by a $1.8 million year to date increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $1.8 million due to the value of unvested stock options, exercise of stock options and the net delivery of restricted stock awards.

We paid a cash dividend on March 1, 2006 totaling $4.3 million to our stockholders. Our book value and tangible book value per share increased from $12.36 and $5.23, respectively, at December 31, 2005 to $12.66 and $5.46, respectively, at March 31, 2006.

Results of Operations

General. Our results of operations are primarily derived from the results of two of our wholly owned subsidiaries, the Bank and TIMCOR, which was acquired on February 17, 2005, and NAEC, which was acquired on May 24, 2005. For periods after March 3, 2006, our results include the operations of Calnet. We acquired LAMI on March 30, 2006. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our banking operations which include retail banking fees, loan related fees, gains on sale of loans and other fees and noninterest income through 1031 exchange fees contributed by our exchange accommodator subsidiaries.

Other factors contributing to our results of operations include our gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment, professional expenses and miscellaneous other operating expenses.

We reported net income of $13.8 million for the three months ended March 31, 2006, respectively, compared to $23.1 million for the three months ended March 31, 2005. Our financial results include the effects of the acquisition of Calnet, which closed on March 3, 2006. The results of operations for periods prior to February 17, 2005 do not include the impact of the TIMCOR acquisition or the impact of the NAEC acquisition for periods prior to May 24, 2005. The decrease in net income for the three months ended March 31, 2006 as compared to the same period in the prior year is primarily due to the increase in general and administrative expenses and the lack of provision recapture in the current period that occurred in the prior period. During the three months ended March 31, 2005, we recorded a $8.1 million recapture of allowance for loan losses as a result of: identifying and transferring $611.6 million of single family residential loans from held-for-investment to held-for-sale; selling $101.1 million of the Bank’s 12MAT monthly adjustable, single family residential loans during the three month period; and management reducing the overall loss factor for single family residential loans. During the three months ended March 31, 2006, such a recapture was not necessary as there were no significant changes in the loan portfolio mix or loss factors. During the three months ended March 31, 2006, we reported a return on average assets and return on average tangible assets of 1.00% and 1.08%, respectively, as compared to 1.78% and 1.92% for the three months ended March 31, 2005, respectively. Our return on average equity and return on average tangible equity was 7.60% and 17.50% for the first quarter of 2006, respectively, compared to 14.41% and 34.49% for the first quarter of 2005, respectively.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $38.1 million for the three months ended March 31, 2006, compared to $38.3 million for the three months ended March 31, 2005.

Net interest margin represents net interest income as a percentage of average interest-earning assets. Our net interest margin was 3.10% for the three months ended March 31, 2006, compared to 3.27% for the three months ended March 31, 2005. Our net interest spread was 2.81% for the three months ended March 31, 2006, compared to 3.10% for the three months ended March 31, 2005.

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

	Three Months ended March 31,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,430,455	$70,843	6.40%	$4,095,700	$55,905	5.46%
Securities(2)	387,237	4,265	4.41	481,842	5,219	4.33
FHLB stock	85,155	1,070	5.10	96,676	1,034	4.28
Cash and cash equivalents(3)	6,731	72	4.34	14,022	83	2.37
Total interest-earning assets	4,909,578	76,250	6.21	4,688,240	62,241	5.31
Noninterest-earning assets	604,523			494,283
Total assets	$5,514,101			$5,182,523

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$970,390	6,707	2.80	$1,003,642	4,190	1.69
Certificates of deposit	1,223,722	11,969	3.97	1,029,099	5,684	2.24
Total deposits	2,194,112	18,676	3.45	2,032,741	9,874	1.97
FHLB advances	1,575,201	14,553	3.75	1,939,052	11,145	2.33
Exchange balances	566,909	1,396	1.00	183,108	341	0.76
Junior subordinated debentures	149,912	2,744	7.42	144,995	2,043	5.71
Other borrowings (5)	72,206	805	4.52	81,540	504	2.51
Total interest-bearing liabilities	4,558,340	38,174	3.40	4,381,436	23,907	2.21
Noninterest-bearing deposits/cost of funds (6)	168,957		3.27	109,306		2.16
Other noninterest-bearing liabilities	60,958			51,106
Total liabilities	4,788,255			4,541,848
Stockholders’ equity	725,846			640,675
Total liabilities and stockholders’ equity	$5,514,101			$5,182,523
Net interest-earning assets	$351,238			$306,804
Net interest income/interest rate spread		$38,076	2.81%		$38,334	3.10%
Net interest margin			3.10%			3.27%

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

(5)                   Consists of federal funds purchased and other short-term borrowings.

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

	Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Total loans	$9,585	$4,569	$784	$14,938
Securities	88	(1,025)	(17)	(954)
FHLB stock	195	(122)	(37)	36
Cash and cash equivalents	68	(43)	(36)	(11)
Total net change in income on interest-earning assets	9,936	3,379	694	14,009

Interest-bearing liabilities:
Deposits:
Transaction accounts	2,747	(139)	(91)	2,517
Certificates of deposit	4,381	1,075	829	6,285
Total deposits	7,128	936	738	8,802
FHLB advances	6,770	(2,091)	(1,271)	3,408
Exchange balances	110	715	230	1,055
Junior subordinated debentures	611	69	21	701
Other borrowings	405	(58)	(46)	301
Total net change in expense on interest-bearing liabilities	15,024	(429)	(328)	14,267
Change in net interest income	$(5,088)	$3,808	$1,022	$(258)

Interest Income. Total interest income amounted to $76.2 million for the three months ended March 31, 2006, compared to $62.2 million for the three months ended March 31, 2005. The increase in interest income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily due to an increase in interest earning assets as well as higher loan yields.

Interest income on loans totaled $70.8 million for the three months ended March 31, 2006, compared to $55.9 million for the three months ended March 31, 2005. The higher interest income during the first quarter of 2006 reflects the increase in our average balance of loans receivable as a result of higher core loan fundings and fewer loan sales as well as higher loan yields in 2006. The average yield earned on our total loans amounted to 6.40% for the three months ended March 31, 2006, respectively, compared to 5.46% for the three months ended March 31, 2005. The increase in loan yields in 2006 compared to 2005 is due to the rise in interest rates over the period, which has caused related loan indices to rise.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $5.4 million for the three months ended March 31, 2006, compared to $6.3 million for the three months ended March 31, 2005. The average yield on the securities portfolio increased to 4.41% for the three months ended March 31, 2006, as compared to 4.33% for the three months ended March 31, 2005. The effect on interest income of the increase in the average yield earned on securities during the three months ended March 31, 2006 compared to the same periods in the prior year was more than offset by a decrease in the average balance of such assets during the period. The securities portfolio has continued to decline as cash generated from these assets is reinvested in higher yielding loans held-for-investment.

Interest Expense. Total interest expense was $38.2 million for the three months ended March 31, 2006, compared to $23.9 million for the three months ended March 31, 2005. The total cost of interest-bearing liabilities increased from 2.21% for the three months ended March 31, 2005, to 3.40% for the three months ended March 31, 2006. Our cost of funds, which includes the effect of noninterest-bearing deposits, increased from 2.16% for the three months ended March 31, 2005, to

3.27% for the three months ended March 31, 2006.

Interest expense on deposits totaled $18.7 million for the three months ended March 31, 2006 compared to $9.9 million for the three months ended March 31, 2005. The increase in interest expense for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is due to an increase in market rates over the period. Further, due to the timing of closing of the acquisition of Calnet, the full impact of the low-cost deposits acquired was not recognized as of March 31, 2006. The average rate on interest-bearing deposits increased to 3.45% for the three months ended March 31, 2006 compared to 1.97% for the three months ended March 31, 2005.

Interest expense on borrowings, consisting of FHLB advances, exchange balances, junior subordinated debentures and other borrowings, amounted to $19.5 million for the three months ended March 31, 2006, compared to $14.0 million for the three months ended March 31, 2005. The average rate paid on borrowings was 3.34% for the three months ended March 31, 2006, compared to 2.42% for the three months ended March 31, 2005. The higher average rate paid on borrowings during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, reflects higher short and intermediate term interest rates during the current periods compared to the year-ago periods. This increase in borrowing cost was partially offset as the lower-cost exchange balances were used as an alternate funding source to the higher cost FHLB advances. Average outstanding exchange balances were $566.9 million for the three months ended March 31, 2006 as compared to $183.1 million as of March 31, 2005. The increase in average exchange balances is due to the NAEC acquisition in May 2005 and including the full impact of the TIMCOR acquisition for the entire quarter in 2006.

Asset Quality and Allowance for Loan Losses. At March 31, 2006, the total loans held-for-investment portfolio increased by $270.4 million to $4.6 billion as compared to $4.3 billion at December 31, 2005. Commercial real estate, construction and land and multifamily loans held-for-investment increased $91.0 million, $65.1 million and $59.7 million from December 31, 2005 to March 31, 2006. As a result, at March 31, 2006, loan concentration levels remained consistent with those at December 31, 2005 with multifamily credit concentration levels at 68%, commercial real estate concentration levels at 15%, construction and land at 7% and single family at 9%. Though the acquisition of Calnet increased our commercial business lines of credit, the impact to the total credit concentration levels was not significant.

At March 31, 2006, there was no provision for loan losses recorded as compared to a recapture of $8.1 million of the allowance for loan losses for the three month period ended March 2005. Our asset quality review, performed during the first quarter of 2006, was based on our asset classification process of the total loan portfolio, which is incorporated into our allowance methodology evaluated on an ongoing basis. Management establishes the allowance for loan losses based on the credit quality and historical performance of our multifamily, commercial real estate, single family residential, construction, and land loan portfolios, which accounts for virtually all of the loan portfolio. Our overall asset quality remains sound, as supported by its internal risk rating process of a more seasoned multifamily, commercial real estate and single family residential loan portfolio.

The table below summarizes the activity in our allowance for loan losses for the periods shown:

	Three Months ended March 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$28,705	$36,835
Recapture of allowance	—	(8,109)
Allowance acquired through purchase of Calnet	1,241	—
Amounts charged off	(6)	(18)
Recoveries on loans previously charged off	15	35
Balance, end of period	$29,955	$28,743

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

At March 31, 2006, we had $8.0 million of nonperforming assets as compared to $8.6 million at December 31, 2005. There were no nonperforming assets acquired in the Calnet acquisition. Nonperforming assets as of March 31, 2006 are comprised of two single family residential loans totaling $4.3 million, one multifamily loan relationship totaling $771,000, two construction and land loans totaling $2.6 million, and one commercial business lines of credit and other loans totaling $372,000. Nonperforming assets were 0.14% of total assets at March 31, 2006 as compared to 0.16% at December 31, 2005. Impaired loans, which are comprised of nonperforming assets of $8.0 million and $382,000 of troubled debt restructures (“TDRs”) on accrual status, totaled $8.4 million at March 31, 2006 as compared to $9.0 million at December 31, 2005. However, based on management’s analysis, no specific reserves are warranted as of March 31, 2006 as there is sufficient collateral to secure the loan principal balances. At March 31, 2006, total TDRs were comprised of two loans, the most significant being a $308,000 commercial real estate loan.

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

Management believes that its allowance for loan losses at March 31, 2006 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended March 31,
	2006	2005
	(Dollars in thousands)
Noninterest income:
Loan related fees	$1,156	$1,058
Retail banking fees	566	531
Mortgage banking fees, net	78	40
1031 exchange fees	925	374
Gain on sale of loans	207	645
Gain on sale of securities	—	—
Bank-owned life insurance	1,519	804
Other income	340	296
Total noninterest income	$4,791	$3,748

Noninterest income was $4.8 million for the three months ended March 31, 2006, compared to $3.7 million for the three months ended March 31, 2005. Loan related fees includes loan prepayment fees of $952,000 for the three months ended March 31, 2006, compared to $740,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, noninterest income included fee income earned from 1031 exchange transactions since the close of the TIMCOR acquisition on February 17, 2005 and the NAEC acquisition on May 24, 2005. Exchange fee income was not impacted by the LAMI acquisition due to the timing of the acquisition. Fee income from 1031 exchange transactions represented 19% of noninterest income for the three months ended March 31, 2006 as compared to 10% for the three months ended March 31, 2005. Gains on sale of loans totaled $207,000 for the three months ended March 31, 2006, compared to $645,000 for the three months ended March 31, 2005. The gain on sale of loans primarily relates to the sale of $19.6 million of multifamily loans sold to FNMA under the Mflex program for the three months ended March 31, 2006. BOLI income increased $715,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase is primarily due to an additional $65 million in BOLI investments made in the latter half of 2005. Additionally, included in the BOLI income for the period ended March 31, 2006 is an annual dividend of approximately $400,000 related to a portion of our existing BOLI policies.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended March 31,
	2006	2005
	(Dollars in thousands)
Noninterest expenses:
Compensation and benefits	$12,247	$6,860
Occupancy and equipment	2,498	2,159
Marketing	378	654
Technology	843	612
Professional and consulting	1,801	498
Insurance premiums and assessment costs	634	568
Merger related	118	—
Amortization of core deposit intangible	176	163
Loss on early extinguishment of debt	—	—
Recapture of reserve for unfunded commitments	(2)	(1,490)
Other	3,530	2,793
Total noninterest expenses	$22,223	$12,817

Our noninterest expenses totaled $22.2 million for the three months ended March 31, 2006, compared to $12.8 million for the three months ended March 31, 2005, an increase of $9.4 million. The increase in noninterest expense for the three months ended March 31, 2006 was primarily due to a $5.4 million increase in compensation and benefits, and a $1.3 million increase in professional and consulting expenses. Additionally, in 2005, the Company recorded a $1.5 million recapture of reserve for unfunded commitments, based upon the analysis of the allowance at that time; no such recapture was recorded during the first quarter of 2006. The increase in compensation and benefits expense for the three month period ended March 31, 2006 as compared with the same period in the prior year is due to $2.1 million in higher compensation expenses related to the additional operations from the 2005 acquisitions of TIMCOR and NAEC, $747,000 related to the Commercial Banking Division which we expanded in July 2005, $830,000 in severance and related compensation expense that resulted from the initial impact of our previously announced cost savings and expense reduction plan and overall increases in compensation and benefits expense due to growth in our banking operations. Total full time equivalent employees increased to 582 at March 31, 2006 from 442 at March 31, 2005. Professional and consulting expenses increased for the three months ended March 31, 2006 as compared to the same period in the prior year primarily as a result of our litigation defense costs related to the Comerica litigation. See Part II Item I — Legal Proceedings.

Income Taxes. We recognized $6.9 million of income tax expense during the three months ended March 31, 2006, compared to $14.3 million for the three months ended March 31, 2005. Our effective tax rate was 33.2% for the three months ended March 31, 2006, compared to 38.2% for the three months ended March 31, 2005. The reduction of our effective tax rate during the periods ended March 31, 2006 compared to the year ago periods reflects the realization of larger amounts of low income housing and other tax credits, increases in bank-owned life insurance income, the anticipation of additional tax credits to be received or realized before the end of 2006 and the origination of income property loans in enterprise zones that generate certain state tax benefits.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than regulatory requirements in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At March 31, 2006, the Bank had $964.6 million in available FHLB borrowing capacity. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. At March 31, 2006, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $365.0 million. Certificates of deposit which are scheduled to mature within one year totaled $1.2 billion, excluding purchase accounting adjustments, at March 31, 2006, and Bank borrowings that are scheduled to mature within the same period amounted to $1.5 billion, excluding purchase accounting adjustments, at such date. Management believes the Bank has sufficient liquidity to support its operations.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses and debt service requirements. At March 31, 2006, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $11.6 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded primarily with cash and liquid investments at the Company, which amounted to $24.0 million at March 31, 2006, including $1.4 million of an unencumbered mortgage-backed security. In addition, the Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. At March 31, 2006, the Bank could dividend up to $137.2 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.  The availability of dividends from the Bank is limited by various statutes and regulations.  The Bank must file notice with the OTS at least 30 days before the proposed payment of a dividend or payment of a proposed capital distribution because it is the subsidiary of a savings and loan holding company.  The Bank must obtain prior approval from the Office of Thrift Supervision if it fails to meet to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the Bank’s capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the Bank would not be at least “adequately capitalized” or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the Bank is subject.

The Company has issued $92.5 million of trust preferred securities through its nine unconsolidated trust subsidiaries and acquired $51.0 million of trust preferred securities that Hawthorne had previously issued. In connection with the issuance or acquisition of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution, in each case to the extent the Company’s trust subsidiaries have funds available. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $148.0 million of junior subordinated debentures issued by the Company. As of March 31, 2006, the Company’s outstanding junior subordinated debentures included an aggregate of $138.7 million of floating rate debentures and $9.3 million of fixed rate debentures.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of March 31, 2006 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$502,150	12.59%	$319,181	8.0%	$398,976	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	472,195	11.84	212,666	4.0	239,386	6.0
Tier I (core) capital (to adjusted assets)(1)	472,195	8.88	212,666	4.0	265,838	5.0
Tangible capital (to tangible assets)(1)	472,195	8.88	79,751	1.5	N/A	N/A

(1)          Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $5.3 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $4.0 billion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk continues to be market interest rate volatility and its potential impact on net interest income and net interest margin resulting from changes in interest rates. We monitor our interest rate risk on at least a quarterly basis. Our operations do not subject us to foreign exchange or commodity price risk and we do not own any trading assets. Our real estate loan portfolio is concentrated primarily within California making us subject to the risk associated with the local economy. For a complete discussion of our asset and liability management process and our interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in flat and declining interest rate scenarios than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following March 31, 2006 would decrease the projected higher net interest income by 0.1%, while a parallel decline in interest rates of 200 basis points during the twelve months following March 31, 2006 would increase the projected higher net interest income by 4.6%. An increase in interest rates is currently projected to have relatively small negative impact on the Bank’s net interest income. This is in part due to interest-bearing liabilities repricing faster than interest-earning assets. Based on the sensitivity analysis performed by the Bank at December 31, 2005, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2005 would have increased projected higher net interest income by 1.0%. A parallel decline in interest rates of 200 basis points during the twelve months following December 31, 2005 would increase projected net interest income by 3.2%.

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

Though we rely on a net interest income sensitivity/simulation model to manage our interest rate risk, we do monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At March 31, 2006, the Bank’s interest-earning assets, which mature or reprice within one year, exceeded its interest-bearing liabilities with similar characteristics by $503.0 million, or 8.86% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of March 31,2006, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents(1)	$17,110	$—	$—	$24,187	$41,297
Securities(2)	144,008	107,641	126,190	73,237	451,076
Single family residential loans(3)	322,046	70,694	32,264	3,900	428,904
Multifamily residential loans(3)	2,530,610	476,199	127,609	37,981	3,172,399
Commercial real estate loans(3)	394,634	172,461	78,114	36,134	681,343
Construction loans (3)	228,340	3,681	—	—	232,021
Land loans (3)	93,695	—	—	—	93,695
Commercial business and consumer loans(3)	32,553	—	—	—	32,553
Other assets(4)	—	—	—	546,000	546,000
Total	$3,762,996	$830,676	$364,177	$721,439	$5,679,288
Liabilities:
Certificates of deposit(5)	$1,236,480	$49,386	$2,056	$—	$1,287,922
Demand deposits – Noninterest bearing	—	—	—	249,224	249,224
Demand deposits – Noninterest bearing: exchange balances(6)	4,156	16,623	20,779	—	41,558
Demand deposits – Interest bearing(7)	7,483	29,931	37,414	—	74,828
Money market checking(8)	276,003	193,202	82,801	—	552,006
Money market savings(8)	120,284	84,198	36,085	—	240,567
Money market: exchange balances(6)	57,634	230,536	288,171	—	576,341
Savings accounts(8)	58,086	40,661	17,427	—	116,174
FHLB advances(9)(10)	1,449,828	125,340	27,127	—	1,602,295
Other borrowings	50,000	—	—	—	50,000
Other liabilities(11)	—	—	—	47,445	47,445
Total	$3,259,954	$769,877	$511,860	$296,669	$4,838,360
Excess of total assets over total liabilities	$503,042	$60,799	$(147,683)	$424,770
Cumulative excess of total assets over total liabilities(12)	$503,042	$563,841	$416,158	$840,928
Cumulative excess of total assets over total liabilities as a percentage of total assets(12)	8.86%	9.93%	7.33%	14.81%

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

(5)                                  Includes remaining purchase premium of $581,000.

(6)                                  Includes exchange balances held at the Bank by TIMCOR, NAEC and LAMI in non-interest-bearing demand and money market deposit accounts. Included in the money market balances are $359.8 million of money market checking and $216.5 million of money market savings account balances. Exchange deposits held at the Bank by TIMCOR, NAEC and LAMI are viewed as being a stable source of funds with a longer duration than other core money market accounts. In addition, as Commercial Capital Bancorp directs these balances to the Bank, the deposits are viewed as less interest sensitive. As a result, the following allocation of principal balances is assumed: 10% during the first twelve months, 40% during 1-3 years and 50% during 3-5 years.

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

(9)                                  Includes remaining net purchase premiums of $595,000.

(10)                            At March 31, 2006, the Bank had $1.2 billion of putable FHLB advances. The Bank’s putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At March 31, 2006, $1.1 billion of the putable FHLB advances either currently have, or will have in the future, quarterly put dates at the option of the FHLB and $25.0 million of putable FHLB advances have a one time put date at the option of the FHLB scheduled in 2007. The Bank allocates these putable FHLB advances based on anticipated put or maturity dates taking into consideration the current interest rate environment. As such, $1.1 billion are reflected in the above table in accordance with the respective first put dates while $27.0 million of putable advances are reflected at the scheduled maturity date. The Bank’s remaining fixed-rate advances are included in the periods in which they are scheduled to mature. At March 31, 2006 the following table provides a quarterly summary of the schedule or anticipated maturities or repricing of the Bank’s FHLB advances, excluding $128,000 of net acquisition premiums, over the next twelve months and weighted average rates.

	Within Three		Four to Six		Seven to Nine		Ten to Twelve		Total Maturing Within Twelve
	Months		Months		Months		Months		Months
	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
	(Dollars in thousands)
Fixed and putable advances	165,000	3.54%	436,000	3.35%	250,000	3.70%	250,000	3.44%	1,101,000	3.48%
Overnight advances	348,700	4.94%	—	—	—	—	—	—	348,700	4.94%
Total	513,700	4.49%	436,000	3.35%	250,000	3.70%	250,000	3.44%	1,449,700	3.83%

(11)                            Includes accrued interest payable and other liabilities.

(12)                            If the principal balance for all interest-bearing demand deposit, money market checking, money market savings, exchange balance deposits (both demand deposits and money market) and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $574.8 million, or 10.1% of total assets.

At March 31, 2006, of the Bank’s $4.6 billion total loan portfolio, including loans held-for-sale, 98% or $4.6 billion, had interest rates which adjust within a five year period, and 79% or $3.6 billion, had interest rates which adjust within a one-year period, based on scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

In addition to the Bank’s interest sensitive assets and liabilities shown in the table above, the Company has also issued approximately $148.0 million of junior subordinated debentures through its unconsolidated trust subsidiaries. As of March 31, 2006, approximately $123.2 million is expected to reprice during the next twelve months, $15.5 million within the next 3-5 years and $9.3 million over 5 years.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2005, Comerica Bank, or Comerica, a Michigan banking corporation, filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against CCBI, the Bank, and twenty-four (24) individuals who were formerly employees of Comerica (the “Comerica Employee Defendants”). The complaint alleges, among other things, that CCBI, the Bank and the Comerica Employee Defendants conspired to disrupt Comerica’s business through the misappropriation of trade secrets and confidential employee and customer information to solicit Comerica’s customers, as well as the “raiding” of twenty-three (23) employees from Comerica’s Financial Services Division.

On August 1, 2005, a temporary restraining order, or TRO, was imposed against all of the named defendants, which TRO prohibited, among other things, the use by the defendants of Comerica’s trade secrets and confidential information. On November 7, 2005, the court granted a preliminary injunction in favor of Comerica. The preliminary injunction prohibited CCBI, the Bank and the Comerica Employee Defendants from using, destroying, concealing and/or disclosing any of Comerica Bank’s confidential proprietary or trade secret information, and from soliciting certain of Comerica’s customers, vendors and employees, during the period Comerica’s lawsuit is pending. The preliminary injunction ordered CCBI, the Bank, and the Comerica Employee Defendants to return any proprietary documents and information that the Comerica Employee Defendants are alleged to have taken when they left their employ with Comerica. Thereafter, CCBI, the Bank and the Comerica Employee Defendants filed a Notice of Appeal and, subsequently, a motion with the Superior Court to clarify the scope of the preliminary injunction. On December 30, 2005, the court issued a revised preliminary injunction and increased the bond required to be posted by Comerica during the pendency of the litigation.

Comerica is seeking damages in an amount to be proven at trial as well as punitive and exemplary damages against CCBI, the Bank and the Comerica Employee Defendants. At a status conference held on March 30, 2006, the court scheduled the case for trial on April 23, 2007. CCBI and the Bank have asserted that the Comerica litigation is without merit and that CCBI and the Bank will vigorously defend the litigation. Many of the Comerica Employee Defendants have filed cross-claims against Comerica.

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

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of the Company’s common stock by month during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	532,463
February 1 - February 28	—	—	—	532,463
March 1 - March 31	—	—	—	532,463

(1)                                  Additionally, up to $20 million of the Company’s outstanding shares of common stock may be repurchased under the plan announced on October 12, 2005, which approximates 1,422,475 shares using the Company’s closing stock price of $14.06 at March 31, 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

The Bank entered into salary continuation agreements, dated as of April 27, 2006, April 18, 2006 and April 1, 2006, with James Daley, James H. Leonetti, Timothy Harris and Donald E. Royer, respectively. The description of the salary continuation agreements is set forth in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference. Pursuant to the salary continuation agreements, the Bank agreed to pay certain benefits to each executive upon their retirement, involuntary termination, disability, or upon a change of control of the Bank. Upon their retirement, as defined, or upon an involuntary termination or a disability, which includes any termination within twelve months following a change of control, Messrs. Daley, Leonetti, Harris and Royer will be entitled to an annual benefit of $70,000, $80,000, $70,000, and $70,000, respectively for twenty years, payable in equal monthly installments, which payments will commence on the month following the executive’s normal retirement age as defined by the agreement.

Item 6.                                    Exhibits

EXHIBIT NO	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 23, 2006, among Washington Mutual, Inc., Bruin Acquisition Inc. and Commercial Capital Bancorp, Inc. (1)

3.1	Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(2)

3.1.1	Amendment to the Articles of Incorporation of Commercial Capital Bancorp, Inc., as amended.(13)

3.2	Bylaws of Commercial Capital Bancorp, Inc., as amended.(3)

4.0	Specimen stock certificate of Commercial Capital Bancorp, Inc.(2)

4.1	Indenture dated November 28, 2001 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(2)

4.2	Indenture dated March 15, 2002 between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association.(2)

4.3	Indenture dated March 26, 2002 between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company.(2)

4.4	Indenture dated September 25, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(6)

4.5	Indenture dated December 19, 2003 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(7)

4.6	Indenture dated March 31, 2004 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.(8)

4.7	Indenture dated May 27, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(9)

4.8	Indenture dated June 22, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(9)

4.9	Form of Hawthorne Financial Corporation Warrants.(10)

4.10	Registration Rights Agreement dated December 12, 1995 by and among Hawthorne Financial Corporation and each of the Investors named therein.(10)

4.11	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(13)

4.12	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(13)

4.13	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and Wilmington Trust Company.(13)

4.14	First Supplemental Indenture dated June 4, 2004 between Commercial Capital Bancorp, Inc. and The Bank of New York.(13)

4.15	Indenture dated February 2, 2005 between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas.(19)

10.1	Commercial Capital Bancorp, Inc. 2000 Stock Plan.(2)

10.2	Third Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of June 30, 2003.(6)

10.2.1	Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of August 1, 2004.(20)

10.2.2

First Amendment to the Fourth Amended and Restated Warehousing Credit and Security Agreement between Commercial Capital Mortgage, Inc. and Residential Funding Corporation dated as of January 24, 2005.(20)

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(2)(4)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon.(2)(4)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers.(5)(14)

10.5.1	Employment Agreement dated July 20, 2005 between Commercial Capital Bancorp, Inc. and James R. Daley.(21)

10.5.2	Employment Agreement dated October 27, 2005 between Commercial Capital Bancorp, Inc. and James Leonetti.(22)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers.(5)(15)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001.(2)

10.8

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wells Fargo Bank, National Association, First Union Trust Company and the Administrative Trustees of CCB Capital Trust III dated March 15, 2002.(2)

10.9

Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., State Street Bank & Trust Company of Connecticut, N.A. and the Administrative Trustees of CCB Statutory Trust II dated March 26, 2002.(2)

10.10	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated November 28, 2001.(2)

10.11	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wells Fargo Bank, National Association dated March 15, 2002.(2)

10.12	Guarantee Agreement between Commercial Capital Bancorp, Inc. and State Street Bank & Trust Company of Connecticut, N.A. dated March 26, 2002.(2)

10.13

Membership Interest Purchase Agreement dated as of July 1, 2002, among Stephen H. Gordon, David S. DePillo, Scott F. Kavanaugh and Kerry C. Kavanaugh of the Kavanaugh Family Trust, dated November 20, 1995, and Commercial Capital Bancorp, Inc.(2)

10.14	Split Dollar Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(2)(16)

10.15	Salary Continuation Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(2)(16)

10.15.1	Second Amendment to the Commercial Capital Bank Salary Continuation Agreement dated July 23, 2002 for Stephen H. Gordon.(6)(16)

10.16	Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(2)(16)

10.16.1	First Amendment to the Commercial Capital Bank Executive Bonus Agreement dated July 23, 2002 between Commercial Capital Bank, FSB and Stephen H. Gordon.(6)(16)

10.17	Form of Indemnification Agreement entered into between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(2)(17)

10.18	Form of Indemnification Agreement entered into between Commercial Capital Bank, FSB and Stephen H. Gordon.(2)(18)

10.19	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust IV dated September 25, 2003.(6)

10.20	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated September 25, 2003.(6)

10.21	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust V dated December 19, 2003.(7)

10.22	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated December 19, 2003.(7)

10.23

Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust VI dated March 31, 2004.(8)

10.24	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated March 31, 2004.(8)

10.25	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VII dated May 27, 2004.(13)

10.26	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated May 27, 2004.(13)

10.27	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust VIII dated June 22, 2004.(13)

10.28	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Wilmington Trust Company dated June 22, 2004.(13)

10.29	Executive Performance-Based Compensation Policy.(11)

10.30	Commercial Capital Bancorp, Inc. 2004 Long—Term Incentive Plan.(11)

10.32	Hawthorne Financial Corporation 2001 Stock Option Plan.(12)

10.33

Amended and Restated Trust Agreement among Commercial Capital Bancorp, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and the Administrative Trustees of CCB Capital Trust IV dated February 2, 2005.(19)

10.34	Guarantee Agreement between Commercial Capital Bancorp, Inc. and Deutsche Bank Trust Company Americas dated February 2, 2005.(19)

10.35	Agreement and Plan of Merger, dated January 27, 2004 by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and each of the Investors named therein.(11)

11	Statement recomputation of per share earnings. (See Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.)

14	Standards of Conduct (Ethics Policy).(7)

31.1	Section 302 Certification by the Chief Executive Officer filed herewith.

31.2	Section 302 Certification by the Chief Financial Officer filed herewith.

32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer furnished herewith.

(1)           Incorporated by reference from the current report on Form 8-K (No. 000-50126) filed with SEC on April 25, 2006.

(2)           Incorporated by reference from the Registration Statement on Form S-1 (No. 333-99631) filed with the SEC on September 16, 2002, as amended.

(3)           Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2002 (No. 000-50126) filed with the SEC on March 27, 2003.

(4)           The Company and the Bank have entered into substantially identical agreements with Mr. DePillo.

(5)           Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 14, 2003.

(6)           Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 14, 2003.

(7)           Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

(8)           Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 10, 2004.

(9)           Incorporated by reference from the Registration Statement on Form S-3 (No. 333-117583) filed with the SEC on July 26, 2004.

(10)     Incorporated by reference from Hawthorne Financial Corporation’s Current Report on Form 8-K filed with the SEC on February 7, 1996. The Company assumed the Hawthorne Financial Corporation Warrants following the Company’s acquisition of Hawthorne on June 4, 2004.

(11)     Incorporated by reference from the Registration Statement on Form S-4 (No. 333-113869) filed with the SEC on March 23, 2004, as amended on April 13, 2004.

(12)     Incorporated by reference from the Registration Statement on Form S-8 (No. 333-116643) filed with the SEC on June 18, 2004. The Company assumed the Hawthorne Financial Corporation 2001 Stock Option Plan following the Company’s acquisition of Hawthorne on June 4, 2004.

(13)     Incorporated by reference from the Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(14)     We have entered into substantially identical agreements with Messrs. Williams, Sanchez, Walsh, Noble and Harris with the only differences being with respect to titles and salary.

(15)     The Bank has entered into substantially identical agreements with Messrs. Sanchez, Walsh, Williams, Noble, Daley, Leonetti and Royer with the only differences being with respect to titles and salary.

(16)     The Bank has entered into substantially identical agreements with Messrs. DePillo, Sanchez, Walsh, Williams, Noble, Daley, Harris, Leonetti and Royer with the only differences being the amounts paid under each agreement.

(17)     We have entered into substantially identical agreements with each of our directors. The former directors of Hawthorne Financial Corporation who have become directors of the Company in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.

(18)     The Bank has entered into substantially identical agreements with each of its directors. The former directors of Hawthorne Financial Corporation who have become directors of the Bank in connection with the consummation of the merger of the Company and Hawthorne on June 4, 2004 will enter into similar agreements.

(19)     Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2004 (No. 000-50126) filed with the SEC on March 16, 2005.

(20)     Incorporated by reference from the Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 10, 2005.

(21)     Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

(22)     Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2005 (No. 000-50126) filed with the SEC on March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL CAPITAL BANCORP, INC.

	By:	/s/ Stephen H. Gordon
Stephen H. Gordon
Chairman of the Board and Chief Executive Officer

May 10, 2006

	By:	/s/ James H. Leonetti
James H. Leonetti
Chief Financial Officer

May 10, 2006