Form 10-Q
period 2006-06-30
COMMERCIAL CAPITAL BANCORP INC
filed 2006-08-09
CIK 1184818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

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

Number of shares of common stock outstanding as of July 31, 2006: 60,439,654(1)

(1)   Includes 206,114 contingent shares held in escrow.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$31,594	$33,735
Securities available-for-sale	343,123	384,144
Federal Home Loan Bank stock, at cost	87,473	84,788
Loans, net of allowance for loan losses of $29,953 and $28,705	4,604,743	4,311,577
Loans held-for-sale	31,828	23,961
Premises and equipment, net	11,562	15,838
Accrued interest receivable	25,069	21,909
Goodwill	420,534	397,164
Core deposit intangible	6,461	5,251
Bank-owned life insurance	120,197	114,409
Affordable housing investments	31,194	33,035
Other assets	24,914	28,843
	$5,738,692	$5,454,654

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$225,325	$141,597
Interest-bearing:
Demand	70,868	71,386
Money market checking	568,346	348,137
Money market savings	149,946	372,230
Savings	94,993	147,386
Certificates of deposit	1,272,509	1,179,346
Total deposits	2,381,987	2,260,082

Advances from Federal Home Loan Bank	1,719,884	1,597,806
Exchange balances	586,576	623,284
Junior subordinated debentures	149,671	149,962
Other borrowings	77,000	72,000
Accrued interest payable and other liabilities	54,950	53,403

Total liabilities	4,970,068	4,756,537

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 62,514,934 and 58,679,803; and outstanding 60,242,988 and 56,487,280 shares	60	57
Additional paid-in capital	657,410	600,828
Retained earnings	157,947	139,675
Accumulated other comprehensive loss	(10,513)	(6,865)
Less: Treasury stock, at cost – 2,065,832 and 2,021,488 shares	(36,280)	(35,578)
Total stockholders’ equity	768,624	698,117
	$5,738,692	$5,454,654

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Interest income on:
Loans	$77,429	$58,540	$148,272	$114,445
Securities	4,052	4,990	8,317	10,209
Federal Home Loan Bank stock	1,120	1,086	2,190	2,120
Federal funds sold and interest-bearing deposits in other banks	124	62	196	145
Total interest income	82,725	64,678	158,975	126,919
Interest expense on:
Deposits	21,176	10,861	39,852	20,735
Advances from Federal Home Loan Bank	16,210	10,923	30,763	22,067
Exchange balances	2,713	1,147	4,109	1,487
Junior subordinated debentures	2,904	2,307	5,648	4,350
Other borrowings	920	515	1,725	1,021
Total interest expense	43,923	25,753	82,097	49,660
Net interest income	38,802	38,925	76,878	77,259
Recapture of allowance for loan losses	—	—	—	(8,109)
Net interest income after recapture of allowance for loan losses	38,802	38,925	76,878	85,368
Noninterest income:
Loan related fees	1,405	1,519	2,561	2,577
Retail banking fees	616	509	1,183	1,041
Mortgage banking fees	20	108	98	149
1031 exchange fees	1,131	1,347	2,056	1,720
Gain on sale of loans	88	2,757	296	3,401
Gain on sale of securities	—	—	—	—
Bank-owned life insurance	1,169	445	2,688	1,248
Other income	325	213	664	511
Total noninterest income	4,754	6,898	9,546	10,647
Noninterest expenses:
Compensation and benefits	11,625	7,628	23,872	14,488
Occupancy and equipment	2,749	2,052	5,247	4,212
Marketing	406	619	784	1,273
Technology	913	646	1,756	1,258
Professional and consulting	2,462	694	4,263	1,192
Insurance premiums and assessment costs	647	574	1,282	1,142
Merger related	1,968	—	2,085	—
Amortization of core deposit intangible	215	162	390	325
Recapture of reserve for unfunded commitments	(46)	—	(47)	(1,490)
Other	3,783	3,055	7,313	5,848
Total noninterest expenses	24,722	15,430	46,945	28,248
Income before income tax expense	18,834	30,393	39,479	67,767
Income tax expense	5,542	11,068	12,396	25,356
Net income	$13,292	$19,325	$27,083	$42,411
Basic earnings per share	$0.22	$0.35	$0.46	$0.77
Diluted earnings per share	0.22	0.34	0.45	0.74

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Six Months ended June 30, 2006

(Dollars and number of shares in thousands)

	Outstanding shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance, December 31, 2005	56,487	$57	$600,828	$139,675	$(6,865)	$(35,578)	$698,117

Comprehensive income:

Net income	—	—	—	27,083	—	—	27,083

Other comprehensive loss, net of tax:
Change in net unrealized losses on securities arising during the period, net of reclassification adjustments	—	—	—	—	(3,648)	—	(3,648)

Total comprehensive income	—	—	—	—	—	—	23,435

Common stock issued for acquisition of TIMCOR Exchange Corporation (“TIMCOR”)	170	—	3,614	—	—	—	3,614
Common stock issued for acquisition of Lawyers Asset Management, Inc. (“LAMI”)	343	—	4,953	—	—	—	4,953
Common stock issued for acquisition of Calnet Business Bank, N.A. (“Calnet”)	2,339	2	39,843	—	—	—	39,845
Cash dividends paid on common stock	—	—	—	(8,811)	—	—	(8,811)
Common stock repurchased	(44)	—	—	—	—	(702)	(702)
Exercise of stock options	695	1	3,097	—	—	—	3,098
Tax benefit from stock options	—	—	3,052	—	—	—	3,052
Amortization of unvested stock options	—	—	208	—	—	—	208
Restricted stock and share right awards issued	280	—	—	—	—	—	—
Amortization of deferred compensation for restricted stock and share right awards, net of canceled restricted stock awards	(28)	—	2,037	—	—	—	2,037
Tax impact from restricted stock awards	—	—	(222)	—	—	—	(222)
Balance, June 30, 2006	60,242	$60	$657,410	$157,947	$(10,513)	$(36,280)	$768,624

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,083	$42,411
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of allowance for loan losses	—	(8,109)
Recapture of reserve for unfunded commitments	(47)	(1,490)
Core deposit intangible amortization	390	325
Purchase accounting adjustments	(2,250)	(3,959)
Depreciation and other amortization	3,490	3,267
Stock compensation expense	2,245	634
Stock dividends from Federal Home Loan Bank	(2,190)	(2,120)
Bank-owned life insurance income	(2,688)	(1,248)
Gain on sale of mortgage servicing rights	—	(105)
Gain on sale of loans	(296)	(3,401)
Origination of loans held-for-sale, net of principal payments	(11,812)	(159,218)
Proceeds from sales of loans held-for-sale	31,306	545,789
Decrease (increase) in accrued interest receivable and other assets	2,772	(11,990)
Increase in accrued interest payable and other liabilities	2,970	9,884
Other, net	1,677	7,406
Net cash provided by operating activities	52,650	418,076
Cash flows from investing activities:
Proceeds from sale of securities	30,183	—
Proceeds from maturities and repayments of securities	34,248	44,947
Purchases of Federal Home Loan Bank stock	—	(961)
Origination and purchase of loans, net of principal payments	(211,505)	(438,278)
Purchase of leasehold improvements and equipment	(2,172)	(3,177)
Proceeds from sale of building	5,129	—
Purchase of affordable housing investments	(2,023)	(3,052)
Purchase of Bank-owned life insurance	(3,100)	—
Cash acquired from TIMCOR	—	303,486
Cash acquired from NAEC, net	—	205,844
Cash acquired from Calnet	85,372	—
Cash acquired from LAMI	116,803	—
Net cash provided by investing activities	52,935	108,809
Cash flows from financing activities:
Decrease in deposits	(78,313)	(223,426)
Proceeds from Federal Home Loan Bank advances	562,100	230,000
Repayment of Federal Home Loan Bank advances	(440,000)	(565,300)
Net (decrease) increase in exchange balances	(153,150)	90,611
Issuance of junior subordinated debentures	—	15,000
Net increase (decrease) in other borrowings	5,000	(36,000)
Exercise of stock options	3,098	1,841
Tax benefit from exercise of stock options	3,052	3,228
Exercise of warrants	—	75
Cash dividends paid on common stock	(8,811)	(7,237)
Purchase of treasury stock	(702)	(18,826)
Net cash used in financing activities	(107,726)	(510,034)
Net (decrease) increase in cash and cash equivalents	(2,141)	16,851
Cash and cash equivalents:
Beginning of period	33,735	16,961
End of period	$31,594	$33,812

See accompanying notes to unaudited consolidated financial statements.

	Six Months ended June 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$81,025	$49,058
Income taxes	110	12,113
Noncash activity:
Transfer of loans to loans held-for-sale	27,361	623,505

Supplemental disclosure for the acquisitions of TIMCOR (February 2005), NAEC (May 2005), Calnet (March 2006) and LAMI (March 2006):
Cash and cash equivalents	$202,175	$526,493
Securities available-for-sale	30,283	—
Federal Home Loan Bank stock	623	—
Loans, net of allowance	106,797	67,061
Premises and equipment, net	703	5,080
Accrued interest receivable	590	111
Goodwill	21,780	36,422
Core deposit intangible	1,600	—
Other assets	707	445
Deposits	(200,559)	—
Exchange balances	(116,442)	(594,940)
Accrued interest payable and other liabilities	(3,552)	(1,659)
Net assets acquired	$44,705	$39,013
Fair value of consideration, including acquisition costs	$44,705	$21,850
Cash paid, including acquisition costs	—	17,163
Total consideration paid or issued	44,705	39,013
Fair value of contingent shares held in escrow	3,962	7,228
Total consideration	$48,667	$46,241

See accompanying notes to unaudited consolidated financial statements.

COMMERCIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)      Basis of Presentation

The consolidated financial statements reflect the historical results of operations of Commercial Capital Bancorp, Inc. (referred to herein on an unconsolidated basis as “Commercial Capital Bancorp” and on a consolidated basis as the “Company”); Commercial Capital Bank, FSB (the “Bank”); Commercial Capital Mortgage, Inc. (“CCM”); ComCap Financial Services, Inc. (“ComCap”); for the period after February 17, 2005, TIMCOR Exchange Corporation (“TIMCOR”); for the period after May 24, 2005, North American Exchange Company (“NAEC”); for the period after March 3, 2006, Calnet Business Bank, N.A. (“Calnet”), and for the period after March 30, 2006, Lawyers Asset Management Inc. (“LAMI”).

Beginning in 2004, the Bank made qualifying equity investments in community development entities (“CDEs”), that invest in low-income community projects that qualify under the new markets tax credit provisions of the Internal Revenue Code of 1986 (the “Code”), as amended. As the Bank’s investment in the CDEs represents a majority interest, CDEs are reflected as consolidated subsidiaries of the Bank and the operating results are included in the Bank’s consolidated financial statements from the respective investment dates. The table below lists the consolidated subsidiaries of the Bank at June 30, 2006:

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

The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Calnet acquisition is summarized below:

(In thousands)
Cash	$85,372
Securities	30,283
Federal Home Loan Bank stock	623
Loans, net of allowance	106,797
Premises and equipment, net	703
Accrued interest	590
Goodwill	18,041
Core deposit intangible	1,600
Other assets	687
Deposit balances	(200,559)
Other liabilities	(3,532)
Fair value of net assets acquired	$40,605
Total purchase price	$40,605

The purchase accounting adjustments recorded as part of the acquisition of Calnet resulted in a fair value adjustment of a net premium of $270,000 to the carrying value of loans. This premium is being amortized over the estimated remaining life of the loans and is expected to be amortized through interest income over 19 months. The goodwill of $18.0 million will not be amortized but will be evaluated for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and will not be deductible for tax purposes. The total amount of goodwill recorded was allocated to the Bank and reflected as a component of total assets in the Bank operating segment discussed in Note 7. The core deposit intangible of $1.6 million is being amortized over 7.5 years. In connection with the closing of the Calnet acquisition, the Company sold the $30.3 million in securities that were carried on the books of Calnet shortly after the closing of the acquisition. The proceeds from the sale of securities were used to repay short-term borrowings of the Bank.

Professional and legal fees of $760,000 related to the Calnet acquisition have been capitalized as part of the purchase price. In addition, total severance and related costs of $1.2 million were recorded as part of the acquisition transaction. As of June 30, 2006, all of these costs have been incurred and paid, except for $23,000 of advisory fees.

Acquisition of Lawyers Asset Management, Inc

On March 30, 2006, the Company completed the acquisition of LAMI, a “qualified intermediary”, which facilitates tax-deferred real estate exchanges pursuant to the Code, in an all stock transaction with a fixed value of $8.0 million, representing 549,638 shares of the Company’s common stock. LAMI operates as a wholly-owned subsidiary of Commercial Capital Bancorp. The Company used the purchase method of accounting and as such, the operations of LAMI are reflected in the results of the Company’s operations after March 30, 2006. The valuation of the common stock issued was based on the average of the per share closing prices of the Company’s common stock on the NASDAQ over a specified time period, which was $14.42. At the closing, the Company delivered 274,819 shares of stock to the LAMI shareholder, and placed into escrow the same number of shares, which will be distributed in full on the one-year anniversary of the transaction closing date, subject to certain contingencies. Of the total number of shares held in escrow at June 30, 2006, the distribution of 206,114 escrow shares is contingent upon there being no material changes or amendment to Section 1031 of the Code prior to their distribution that would eliminate the benefits associated with offering Section 1031 exchange services. Currently, no such changes or amendments to Section 1031 of the Code have occurred. The escrow shares are also available initially to satisfy claims to the extent that any arise against LAMI in accordance with the acquisition agreement. The escrow shares become fully distributable upon a change in control of the Company, which will occur if the acquisition of the Company by Washington Mutual, Inc. is completed as contemplated.  See Note 9.

The allocation of the purchase price to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the LAMI acquisition is summarized below:

(In thousands)
Cash	$116,803
Goodwill	3,739
Other assets	20
Exchange balances	(116,442)
Other liabilities	(20)
Fair value of net assets acquired	$4,100
Fair value of contingent shares held in escrow	3,962
Total purchase price	$8,062

The carrying value of goodwill recorded at acquisition excludes the 274,819 contingent shares subject to the contingencies described above. When these shares are no longer subject to the contingency in accordance with the acquisition agreement, the fair value of these shares will be recorded as an increase to the Company’s stockholders’ equity and goodwill. On June 29, 2006, 68,705 shares were released from contingency in accordance with the acquisition agreement, resulting in an increase in shareholders’ equity and goodwill of $991,000.  At June 30, 2006, 206,114 shares remained subject to contingencies.  Total goodwill recorded in conjunction with the acquisition of LAMI was allocated to LAMI, which is a component of the Company’s 1031 exchange accommodator operating segment discussed in Note 7. Exchange balances represent amounts due to LAMI’s clients at the completion of the client’s 1031 exchange transaction.  The carrying value of the exchange balances was deemed to be consistent with the fair value at the acquisition date.

Professional and legal fees of $138,000 related to the LAMI acquisition have been capitalized as part of the purchase price. As of June 30, 2006, all of these costs have been incurred and paid.

(3)      Comprehensive Income

The table below reflects the changes in comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$13,292	$19,325	$27,083	$42,411
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities arising during the period, net of reclassification adjustments	(1,891)	2,370	(3,648)	(589)
Total comprehensive income	$11,401	$21,695	$23,435	$41,822

(4)      Earnings Per Share

Information used to calculate earnings per share for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net income	$13,292	$19,325	$27,083	$42,411
Weighted average shares:
Basic weighted average number of common shares outstanding	59,497,174	55,186,788	58,290,855	55,005,348
Dilutive effect of common stock equivalents:
Options	1,230,727	1,771,882	1,300,826	1,885,592
Warrants	—	213,268	—	251,761
Restricted stock awards	91,219	10,302	65,114	8,850
Share right awards	—	—	—	—
Total dilutive effect of common stock equivalents	1,321,946	1,995,452	1,365,940	2,146,203

Diluted weighted average shares	60,819,120	57,182,240	59,656,795	57,151,551
Average contingent shares issued to TIMCOR\LAMI shareholders	274,064	340,630	183,503	249,796
Total diluted weighted average shares	61,093,184	57,522,870	59,840,298	57,401,347
Net income per common share:
Basic	$0.22	$0.35	$0.46	$0.77
Diluted	0.22	0.34	0.45	0.74

(5)      Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 will apply to all tax positions accounted for under FASB Statement No. 109, including tax positions acquired in a business combination.  FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application permitted.  The adoption of FIN 48 is not expected to result in a material adjustment to the Company’s tax account balances, but will require the Company to expand its annual disclosures in the notes to the financial statements related to unrecognized tax benefits.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. As a result of adoption, the Company’s income before income tax expense for the three and six months ended June 30, 2006 included stock option compensation expense of $127,000 and $208,000 respectively. There was no retrospective adjustment to the Company’s consolidated net income as a result of the implementation of SFAS No. 123(R).  The following table summarizes pro-forma net income and earnings per share for the three and six months ended June 30, 2005, assuming the retrospective impact of implementation of SFAS 123(R):

	Three Months ended June 30,	Six Months ended June 30,
	2005	2005
	(Dollars in thousands, except per share data)
Reported net income	$19,325	$42,411
Retrospective application of SFAS 123R	107	202
Pro-forma net income	$19,218	$42,209
Pro-forma average dilutive shares	57,496,198	57,388,011
Reported dilutive earnings per share	0.34	0.74
Pro-forma dilutive earnings per share	0.33	0.74
Reported basic earnings per share	0.35	0.77
Pro-forma basic earnings per share	0.35	0.77

(6)      Stock Compensation

As of June 30, 2006, the Company has four stock incentive plans that provide for the granting of non-qualified and incentive stock options, restricted stock awards, performance awards and other stock-related awards to employees (including officers and directors), non-employee directors, consultants and other independent advisors. The plans included the Commercial Capital Bancorp 2000 Stock Plan (“2000 Stock Plan”), the Commercial Capital Bancorp 2004 Long-Term Incentive Plan (“2004 Stock Plan”), the Hawthorne 2001 Stock Incentive Plan (“2001 Stock Plan”) and the Calnet Business Bank, National Association 2001 Stock Option Plan. As of June 30, 2006, unvested options exist only under the 2000 Stock Plan and 2004 Stock Plan. Options granted under the 2000 and 2004 Stock Plans have an exercise price equal to the fair market value of the underlying stock on the date of grant, vest over three years of continuous service and expire ten years from the date of grant. All unvested stock options would fully vest upon a change in control of the Company. See Note 9.

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

Effective January 1, 2006, the Company adopted the fair value recognition method under SFAS No. 123(R) using the modified prospective transition method. Under this method, compensation expense recognized for the six months ended June 30, 2006 includes compensation expense for all options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R).

The fair value of options is estimated at the grant date using a Black-Scholes option pricing model. In determining the compensation amounts for all grants prior to the Company’s initial public offering in December 2002, the value of the options granted were estimated at the date of grant using the minimum value method prescribed in SFAS No. 123. There were no options granted during the six months ended June 30, 2006. For the option grants during the six months ended June 30, 2005, the risk-free interest rates ranged between 3.92% and 4.44% with an estimated life of the options of seven years, volatility ranged between 40.05% and 42.19% and the dividend rate ranged between 1.01% and 1.76% on the stock. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of the options is based on the analysis of the vesting period and contractual life and historical exercise activity. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant and the dividend range is based on the Company’s actual dividend activity at the time of grant.

Option activity under the stock plans as of June 30, 2006, and changes during the period ended June 30, 2006, follow:

	Shares	Weighted average price	Weighted average remaining contractual term (in years)
Under option, beginning of year	3,355,490	$4.46
Granted	—	—
Issued for Calnet acquisition	307,351	9.96
Terminated and canceled	(1,665)	14.27
Exercised	(694,899)	4.44
Options outstanding, June 30, 2006	2,966,277	5.03	5.90
Options exercisable, June 30, 2006	2,919,986	4.84	5.89

The aggregate fair value of options outstanding and exercisable at June 30, 2006 was $4.1 million and $3.8 million, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2005 was $242,000. The total fair value of options exercised during the periods ended June 30, 2006 and 2005 was $1.6 million and $3.0 million, respectively.

The following table includes the activity related to nonvested shares during the six months ended June 30, 2006:

	Shares	Weighted average grant-date fair value
Nonvested options, beginning of year	106,101	$5.65
Granted	—	—
Vested	(59,810)	4.65
Terminated and canceled	—	—
Nonvested options, June 30, 2006	46,291	$6.95

As of June 30, 2006, there was $113,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested options under the 2000 and 2004 Stock Plans. That expense is expected to be realized over the next 15 months. The total fair value of shares vested during the six months ended June 30, 2006 was $278,000.

Cash received from option exercise under the various plans for the six months ended June 30, 2006 and 2005 was $3.1 million and $1.8 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $3.1 million and $3.2 million, respectively, for the six months ended June 30, 2006 and 2005.

The stock plans also allow for grants of restricted shares of the Company’s common stock. Restricted stock awards were granted to employees and directors beginning in 2004. The restricted stock awards have a term of three years and vest one-third on each of the next three anniversary dates. The restricted stock awards also fully vest upon a change in control of the Company, which will occur if the acquisition of the Company by Washington Mutual, Inc. is completed as contemplated.  See Note 9. Voting and dividend rights are granted to the employee or director at date of grant of the restricted stock awards. The adoption of SFAS No. 123(R) did not result in a material change to the accounting for restricted stock. The Company recorded net compensation expense related to restricted stock awards of $873,000 and $2.4 million for the three and six months ended June 30, 2006, respectively, and $393,000 and $634,000 for the three and six months ended June 30, 2005, respectively. The actual tax benefit for the tax deductions from vested restricted stock awards totaled $19,000 for the six months ended June 30, 2005. The Company recorded a tax liability of $222,000 for the six months ended June 30, 2006 related to vested restricted stock awards. During the six months ended June 30, 2006, the Company repurchased 44,344 shares as a result of vested restricted stock awards surrendered by employees. These shares are reflected as treasury shares as of June 30, 2006.

The following table includes the activity related to nonvested shares during the six-month periods indicated below:

	June 30, 2006		June 30, 2005
	Shares	Weighted average per share fair value	Shares	Weighted average per share fair value
Nonvested, beginning of year	360,653	$20.03	21,806	$16.05
Granted	279,931	15.66	206,843	21.46
Vested	(121,581)	15.78	(7,267)	16.05
Terminated and canceled	(27,942)	17.26	(5,401)	18.60
Nonvested, June 30, 2006	491,061	18.75	215,981	21.16

As of June 30, 2006, there was $7.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock awards.

In July 2005, the Company granted 240,000 share right awards under the 2001 Stock Plan. The grant date fair value of the awards totaled $4.4 million. The share right awards are performance based and provide voting or dividend rights upon vesting. The share right awards vest only upon attainment of certain performance targets and have no stated expiration date. The share right awards are not subject to accelerated vesting upon a change in control, which will occur if the acquisition of the Company by Washington Mutual, Inc. is completed as contemplated.  See Note 9.  The Company employs variable accounting and recognizes the fair value of the share right awards over the period in which the performance targets are anticipated to be achieved. For the three months ended June 30, 2006, the Company did not record compensation expense related to share right awards as the performance targets are not anticipated to be achieved. For the six months ended June 30, 2006, the Company recorded a net recapture of compensation expense related to share right awards of $362,000. For the six months ended June 30, 2006, there have been no additional grants, vesting or cancellation of share right awards.

(7)      Operating Segments

At June 30, 2006, the Company’s primary operating segments consist of its banking operations and 1031 exchange accommodator business. The banking operations are conducted solely through the Bank while the 1031 exchange accommodator business is conducted through TIMCOR, NAEC and LAMI. The Bank, TIMCOR and LAMI are separate operating subsidiaries of Commercial Capital Bancorp while NAEC is a separate operating subsidiary of TIMCOR. The 1031 exchange accommodator business is considered a primary operating segment for periods beginning after February 17, 2005. The 1031 exchange accommodator business generates income through 1031 exchange fees, which are reflected as a component of noninterest income in the consolidated statement of income and are recognized when fees are received from the exchange customer upon completion of the 1031 exchange transaction. CCM and ComCap are shown as separate operating segments as these entities do not possess the similar economic characteristics necessary for aggregation. The CCM and ComCap operating segments are not considered primary operating segments of the Company due to lack of operations during 2006 and 2005. The “consolidation adjustments” category reflects the elimination of intercompany transactions upon consolidation.

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

Financial highlights by operating segment were as follows:

	Three Months ended June 30, 2006
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(In Thousands)
Net interest income	$39,003	$2,439	$14	$1	$(2,787)	$132	$38,802
Noninterest income	3,439	1,223	—	—	92	—	4,754
Noninterest expense	19,360	2,839	—	14	2,509	—	24,722
Income taxes	7,557	313	6	(5)	(2,384)	55	5,542
Net income (loss)	$15,525	$510	$8	$(8)	$(2,820)	$77	$13,292

Total assets	$5,672,127	$623,660	$1,014	$195	$1,008,383	$(1,566,687)	$5,738,692

	Three Months ended June 30, 2005
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(In Thousands)
Net interest income after recapture of allowance for loan losses	$40,147	$684	$15	$1	$(2,241)	$319	$38,925
Noninterest income	5,476	1,347	—	—	75	—	6,898
Noninterest expense	12,585	1,787	8	14	1,036	—	15,430
Income taxes	12,271	104	4	(5)	(1,440)	134	11,068
Net income (loss)	$20,767	$140	$3	$(8)	$(1,762)	$185	$19,325

Total assets	$5,120,524	$727,216	$987	$223	$820,361	$(1,489,310)	$5,180,001

	Six Months ended June 30, 2006
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(In Thousands)
Net interest income	$76,956	$4,956	$27	$3	$(5,422)	$358	$76,878
Noninterest income	7,150	2,217	—	—	179	—	9,546
Noninterest expense	36,745	5,592	—	28	4,580	—	46,945
Income taxes	15,431	606	11	(11)	(3,793)	152	12,396
Net income (loss)	$31,930	$975	$16	$(14)	$(6,030)	$206	$27,083

Total assets	$5,672,127	$623,660	$1,014	$195	$1,008,383	$(1,566,687)	$5,738,692

	Six Months ended June 30, 2005
					Commercial
		1031 Exchange			Capital	Consolidation
	Bank	Accommodators	CCM	ComCap	Bancorp	Adjustments	Total
	(In Thousands)
Net interest income after recapture of allowance for loan losses	$87,940	$1,071	$39	$2	$(4,236)	$552	$85,368
Noninterest income	8,818	1,683	6	—	140	—	10,647
Noninterest expense	24,035	2,227	57	27	1,902	—	28,248
Income taxes	27,522	223	(5)	(10)	(2,606)	232	25,356
Net income (loss)	$45,201	$304	$(7)	$(15)	$(3,392)	$320	$42,411

Total assets	$5,120,524	$727,216	$987	$223	$820,361	$(1,489,310)	$5,180,001

(8)      Stock Repurchase Plan

On January 25, 2005, the Company announced that its Board of Directors had authorized a second stock repurchase program, providing for the repurchase of up to 2.5% of the Company’s outstanding shares of common stock, which amounted to 1,366,447 shares. On February 2, 2005, the Company announced the completion of its first stock repurchase plan and now operates under the second plan. The Company did not repurchase shares under an announced plan during the six months ended June 30, 2006. At June 30, 2006, there were 532,463 shares of the Company’s common stock that may yet be repurchased under the second stock repurchase plan. On October 12, 2005, the Company announced that its Board of Directors authorized a third repurchase program, providing for the repurchase of up to $20 million of the Company’s outstanding shares of common stock. Using the Company’s closing stock price of $15.75 at June 30, 2006, approximately 1,269,841 shares may yet be repurchased under this repurchase program. The third program will only take effect upon the completion of the Company’s second stock repurchase program.

(9)      Subsequent Events

On April 23, 2006, the Company and Washington Mutual, Inc. (“Washington Mutual”), announced they had entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Washington Mutual, indirectly through a wholly owned subsidiary, will acquire all of the outstanding shares of the Company’s common stock in exchange for $16.00 per share in cash. The transaction is valued in the aggregate at approximately $983 million. On July 25, 2006, at a special meeting of stockholders, the Company’s shareholders approved and adopted the Merger Agreement.  The transaction is expected to close either late in the third quarter or early in the fourth quarter of 2006, pending regulatory approval and the satisfaction of other customary closing conditions. The merger agreement provides for certain operational restrictions that the Company will be required to comply with pending completion of the merger. These restrictions may impact the operating results of the Company.

Prior to the close of the merger, the Company intends to execute a plan to discontinue the operations of the Commercial Banking Division and may incur severance and related costs due to the unwinding of this division.

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

•      geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts which could impact business and economic conditions in the United States and abroad;

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

General

We are Commercial Capital Bancorp, Inc. (the “Company”), a diversified financial institution holding company, which conducts operations through our subsidiaries, Commercial Capital Bank, FSB (the “Bank”), TIMCOR Exchange Corporation (“TIMCOR”), North American Exchange Company (“NAEC”) and Lawyers Asset Management, Inc. (“LAMI”). At March 31, 2006, the most recent date for which such information is available, the Company was the 22nd largest thrift in the country and the fifth largest in California, according to SNL Financial. We are recognized as one of the leading originators of multifamily residential real estate loans in California, where the market for multifamily residential loans is highly fragmented. According to DataQuick, which measures originations in California, we ranked second in the state in originations of such loans for the twelve-month period ended March 31, 2006, with an aggregate of 3.62% of total originations.

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

Our 1031 exchange accommodator business is conducted through TIMCOR, NAEC and LAMI. TIMCOR is headquartered in Los Angeles, California and has offices located in Houston, Texas; Chicago, Illinois; Richmond, Virginia and Miami, Florida. NAEC is headquartered in Walnut Creek, California and maintains offices in Long Beach and La Jolla, California, and Miami, Florida. NAEC also has a presence in San Francisco and Los Angeles, California; Denver, Colorado; Minneapolis, Minnesota, and Dallas, Texas. LAMI operates through its headquarters in Oakland, California.

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

Recent Developments

On April 23, 2006, the Company and Washington Mutual, Inc. (“Washington Mutual”), announced they had entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Washington Mutual, indirectly through a wholly owned subsidiary, will acquire all of the outstanding shares of the Company’s common stock in exchange for $16.00 per share in cash. The transaction is valued in the aggregate at approximately $983 million. On July 25, 2006, at a special meeting of stockholders, the Company’s shareholders approved and adopted the Merger Agreement.  The transaction is expected to close either late in the third quarter or early in the fourth quarter of 2006, pending regulatory approval and the satisfaction of other customary closing conditions. The merger agreement provides for certain operational restrictions that the Company will be required to comply with pending completion of the merger. These restrictions may impact the operating results of the Company.

Prior to the close of the merger with Washington Mutual, the Company intends to execute a plan to discontinue the operations of the Commercial Banking Division and may incur severance and related costs due to the unwinding of this division.

On July 25, 2006, the Company declared a cash dividend of $0.075 per share to be paid on August 29, 2006 to shareholders of record on August 15, 2006.

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

Stock Compensation. Our stock compensation plans currently allow for the grants of incentive and nonqualified stock options to purchase the shares of the Company’s common stock and other stock awards, which are granted at the discretion of the Board of Directors to management, employees, non-employee directors, consultants and other independent advisors to the Company. Other types of stock awards issued under the Company’s stock compensation plans also include restricted stock awards and share right awards. The stock options are accounted for under the fair value method in accordance with SFAS 123(R) and the impact of the fair value of these awards is reflected as a component of compensation expense in the company’s income statement, over the vesting period on the options. Restricted stock awards issued to date are considered fixed awards as the number of shares and fair value is known at the grant date. The Company’s income statement reflects the grant date fair value of these awards as a component of compensation expense over the vesting period of the fixed awards. The share right awards are considered variable awards as the number of shares and ultimate vesting of shares is based on the achievement of certain performance targets in the future. As such, management must estimate the total compensation expense related to the variable awards until such awards have vested. At each interim reporting period, management estimates the ultimate vesting period of the variable awards and the value of these awards, using the Company’s current stock price, and records the pro-rata portion of compensation expense in the Company’s income statement. Compensation expense recognized in the Company’s income statement may fluctuate as a result of changes in management’s estimate of the vesting period related to the variable awards as well as changes in the Company’s stock price.

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

Operating Segments

Our primary operating segments consist of our banking operations and 1031 exchange accommodator business. The banking operations are conducted solely through the Bank while the 1031 exchange business is conducted through TIMCOR, NAEC, and LAMI. The Bank, TIMCOR and LAMI are separate operating subsidiaries of the Company while NAEC is a separate operating subsidiary of TIMCOR. For total assets and statement of income information on our primary operating segments as of and for the three and six months ended June 30, 2006 and 2005, see Note 7 of our unaudited consolidated financial statements included in Item 1 hereof.

Changes in Financial Condition

General. We had total consolidated assets of $5.7 billion at June 30, 2006, an increase of 5% from $5.5 billion at December 31, 2005. The growth in assets was primarily driven by loan fundings of multifamily, commercial real estate and construction loans and through the acquisition of Calnet. Total loans, which include loans held-for-investment, net of the allowance for loan losses, and loans held-for-sale, totaled $4.6 billion at June 30, 2006, an increase of 7% from $4.3 billion at December 31, 2005. The increase in total loans included the addition of approximately $106.5 million in net loans acquired in the Calnet acquisition. Goodwill totaled $420.5 million at June 30, 2006, an increase of $23.4 million from December 31, 2005. The Calnet acquisition resulted in additional goodwill of $18.0 million and the acquisition of LAMI also contributed $3.7 million of goodwill at the respective acquisition dates.  On June 29, 2006, 68,705 shares were released from contingency in accordance with the LAMI acquisition agreement, resulting in an increase of $991,000 in goodwill and shareholders’ equity.  In addition, the remaining 170,315 contingent shares at December 31, 2005 related to the TIMCOR acquisition were released on the one-year anniversary of the acquisition, which resulted in an increase to goodwill of $3.6 million. The increases in goodwill were partially offset by a $3.0 million decline due to the reversal of tax reserves allocated to certain tax uncertainties that existed in connection with the acquisition of Hawthorne Financial Corporation in 2004, which the Company resolved during the current quarter.  Deposits increased $121.9 million from December 31, 2005 to $2.4 billion at June 30, 2006, primarily as a result of $200.5 million in low-cost transaction accounts acquired in the Calnet acquisition, which was partially offset by a decrease in other deposits during the current quarter.  Exchange balances totaled $586.6 million, a decline of $36.7 million or 6% from December 31, 2005.  The decline in exchange balances during the year is attributed to lower volume of exchange transactions.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $31.6 million at June 30, 2006 and $33.7 million at December 31, 2005. Cash and cash equivalents at June 30, 2006 and December 31, 2005 included $6.3 million and zero, respectively, of federal funds sold. We believe that we have sufficient sources of liquidity to fund our operations and future balance sheet growth. See “—Liquidity and Capital Resources.”

Securities. Our securities portfolio consists of mortgage-backed securities, which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises such as Ginnie Mae, Freddie Mac and Fannie Mae. Such securities generally increase the overall credit quality of our assets because they are triple-A (AAA) rated, have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to efficiently collateralize our borrowings or other obligations. Our securities portfolio totaled $343.1 million at June 30, 2006, a decrease of 11% from $384.1 million at December 31, 2005. Mortgage-backed securities declined to 6% of total assets at June 30, 2006 as compared to 7% as of December 31, 2005. We continue to reinvest cash flows received from our securities portfolio into higher yielding, adjustable rate loans or to repay borrowings. We sold the entire $30.3 million securities portfolio acquired from Calnet subsequent to the acquisition date, the proceeds of which were used to repay short-term borrowings. At June 30, 2006, all securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2006, our securities portfolio had an aggregate of $18.1 million of unrealized losses. The unrealized losses as of June 30, 2006 are a result of the level of market interest rates and are not a result of the underlying issuers’ ability to repay. The Company has the intent and ability to hold these securities until the value recovers and, accordingly, we have not recorded these unrealized losses in our consolidated statement of income.

Total Loans and Loan Fundings. At June 30, 2006, we had total loans of $4.6 billion compared to $4.3 billion at December 31, 2005. The following table sets forth the composition of our loans held-for-investment by type of loan and the total amount of loans classified as held-for-sale:

	June 30, 2006	December 31, 2005
	(In thousands)
Real estate mortgage loans:
Single family (one to four units)	$427,038	$394,678
Multifamily (five units or over)	3,098,698	3,050,931
Commercial real estate	723,088	601,665
Construction	254,055	202,237
Land	92,854	74,948
Total real estate loans	4,595,733	4,324,459
Business, consumer and other loans	32,494	12,396
Total loans held-for-investment	4,628,227	4,336,855
Net deferred loan costs, premiums and discounts	6,469	3,427
Allowance for loan losses	(29,953)	(28,705)
Total loans held-for-investment, net	$4,604,743	$4,311,577
Loans held-for-sale	31,828	23,961
Total loans	$4,636,571	$4,335,538

Total loans increased $301.0 million, or 7%, from December 31, 2005 to June 30, 2006. Total loans held-for-investment, net of deferred loan fees, premiums, discounts and the allowance for loan losses, increased $293.2 million, or 7%. The increase in total loans held-for-investment included the addition of approximately $106.5 million in net loans acquired in the Calnet acquisition. The loans acquired in the Calnet acquisition primarily included commercial business lines of credit, secured and unsecured, that are indexed to prime. In addition to the growth from the Calnet acquisition, our total loan fundings of $849.7 million, which was partially offset by loan sales and loan payoffs during the six months ended June 30, 2006, contributed to the overall growth in total loans held-for-investment.

The following table sets forth the composition of our total loan fundings for the three and six months ended June 30, 2006 and 2005.  We define core loan fundings as total loan originations and purchases excluding loans that are funded through our strategic alliance with Greystone Servicing Corporation, a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, and our other broker and conduit channels.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Real estate and other loan originations	$334,707	$499,214	$820,977	$1,083,658
Loans purchased	—	100,089	6,179	110,774
Total core loan fundings	334,707	599,303	827,156	1,194,432
Broker/conduit originations	4,800	25,412	22,540	38,107
Total loan fundings	$339,507	$624,715	$849,696	$1,232,539

During the first six months of 2006, the volume of real estate transactions in our primary markets began to experience softening as compared to 2005.  The direct result of these market conditions was a reduction in loan originations and other real estate transactions. Additionally, since the signing of the definitive merger agreement with Washington Mutual, we have not engaged in the purchase of loans.  These factors contributed to a lower of level of loan fundings during 2006 as compared to 2005.

Our loans held-for-sale at June 30, 2006 include one multifamily loan held by CCM totaling $956,000 and 12 multifamily loans totaling $30.9 million held by the Bank. Loans held-for-sale by the Bank included adjustable rate multifamily loans that were designated as held-for-sale due to regulatory limitations.

The allowance for loan losses totaled $30.0 million as of June 30, 2006, a $1.3 million increase from $28.7 million as of December 31, 2005. The increase in the current period resulted from the Calnet acquisition, as $1.2 million in allowance for loan losses was transferred at the acquisition date. The allowance for loan losses was 0.65% of net loans held-for-investment at June 30, 2006 as compared to 0.66% as of December 31, 2005. See “Results of Operations—Asset Quality and the Recapture of the Allowance for Loan Losses.”

Deposits. Our deposits totaled $2.4 billion at June 30, 2006, an increase of 5% from $2.3 billion at December 31, 2005. Our transaction account deposits totaled $1.1 billion at June 30, 2006, an increase of 3% from December 31, 2005. Our time deposits totaled $1.3 billion at June 30, 2006, an increase of 8% from December 31, 2005.

The increase in our deposits and transaction account deposits from December 31, 2005 is primarily attributable to the acquisition of Calnet, though partially offset by a decrease in other deposits during the current quarter. At acquisition date, Calnet deposits totaled $200.5 million, including $192.4 million of transaction account deposits, in one branch location. In January 2006, we opened our Crystal Cove banking office in Newport Coast, California, which held $24.8 million of transaction account deposits at June 30, 2006. Additionally, we have announced plans to open two additional banking offices located in Pasadena and Valencia, California during 2006.

Borrowings. Another source of funds are borrowings, primarily FHLB advances, exchange balances and junior subordinated debentures. Total borrowings amounted to $2.5 billion and $2.4 billion at June 30, 2006 and December 31, 2005, respectively.  FHLB advances totaled $1.7 billion and $1.6 billion at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, total FHLB advances included $1.1 billion of advances with put features. Putable advances provide the FHLB of San Francisco with the option to cause us to repay these advances, prior to stated maturity. Putable advances are offered at rates that are significantly lower than other FHLB advances of similar duration or maturity and other alternative wholesale funding sources. Our putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At June 30, 2006, excluding net acquisition premiums, we anticipate approximately $1.6 billion of advances from the FHLB of San Francisco will mature or reprice within the next twelve months. See Item 3 below for further discussion.  Upon maturity or upon exercise of the put option by the FHLB of San Francisco, fixed or putable advances will be replaced with overnight advances from the FHLB or other short-term funding instruments. Other borrowings include federal funds purchased and totaled $77.0 million at June 30, 2006 as compared to $72.0 million at December 31, 2005.

Exchange balances, which represent amounts due to exchange clients at the completion of the client’s 1031 exchange transaction, totaling $586.6 million at June 30, 2006, have been used to support our asset growth as well as to reduce our need for FHLB advances. Exchange balances, during the first half of 2006 were impacted by the acquisition of LAMI, which contributed $116.4 million of exchange balances, and softening conditions impacting real estate markets, that lead to a reduction in the volume of our exchange transactions and balances. As a result, exchange balances declined by 6% between December 31, 2005 and June 30, 2006.  Exchange balances remain an attractive funding source, with an average cost of 1.40% during the six months of 2006.

At June 30, 2006, our junior subordinated debt issued to unconsolidated trust subsidiaries totaled $149.7 million, compared to $150.0 million at December 31, 2005.

Stockholders’ Equity. Stockholders’ equity totaled $768.6 million at June 30, 2006, an increase of 10% from $698.1 million at December 31, 2005. We issued 2,339,237 shares valued at $39.8 million in connection with the acquisition of Calnet and, initially, 274,819 shares valued at $4.0 million in connection with the acquisition of LAMI. In accordance with the LAMI acquisition agreement, an aggregate of 274,819 shares were placed in escrow and are subject to certain contingencies, which will lapse in their entirety in March 2007 or upon a change in control of the Company. See “Recent Developments.”  On June 29, 2006, certain contingencies lapsed allowing for the release of 68,705 shares, which caused an increase of $991,000 to total shareholders’ equity.  At June 30, 2006, the remaining 206,114 contingent shares were excluded from outstanding shares until such contingencies are satisfied. Additionally, we issued 170,315 shares of common stock, valued at $3.6 million, in connection with the release of the remaining contingent shares related to our acquisition of TIMCOR in 2005. The increase in stockholders’ equity also reflects the $27.1 million in net income for the six months ended June 30, 2006, partially offset by a $3.6 million year to date increase in net unrealized losses on securities, net of taxes. In addition, stockholders’ equity increased by $7.5 million due to the impact of unvested stock options, exercise of stock options and the net delivery of vested restricted stock awards.

On January 23, 2006, we declared a cash dividend of $0.075 per share, or an aggregate $4.3 million, which was paid on March 1, 2006.  On April 24, 2006, we declared a cash dividend of $0.075 per share, or an aggregate $4.5 million, which was paid on May 31, 2006.  On July 25, 2006, we declared a cash dividend of $0.075 per share to be paid on August 29, 2006 to shareholders of record on August 15, 2006.

Our book value and tangible book value per share increased from $12.36 and $5.23, respectively, at December 31, 2005 to $12.76 and $5.67, respectively, at June 30, 2006.

Results of Operations

General. Our results of operations are primarily derived from the results of two of our wholly owned subsidiaries, the Bank and TIMCOR, which was acquired on February 17, 2005, and NAEC, which was acquired on May 24, 2005. For periods after March 3, 2006, our results include the operations of Calnet and for periods after March 30, 2006, our results include the operations of LAMI. Our results of operations are driven by our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also driven, to a much smaller extent, by our generation of noninterest income, consisting of income from our banking operations which include retail banking fees, loan related fees, gains on sale of loans and other fees and noninterest income through 1031 exchange fees contributed by our exchange accommodator subsidiaries.

Other factors contributing to our results of operations include our gains on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment, professional expenses and miscellaneous other operating expenses.

We reported net income of $13.3 million and $27.1 million for the three and six months ended June 30, 2006, respectively, compared to $19.3 million and $42.4 million for the three and six months ended June 30, 2005.  The decrease in net income for the three and six months ended June 30, 2006 as compared to the prior year period is due to several factors, including: (i) higher deposit and borrowing costs which has had a negative impact on net interest income, (ii) higher general and administrative expenses which have resulted from the growth of our operations in the 1031 exchange business, branch expansion and acquisition of Calnet, as well as defense costs related to the Comerica litigation; (iii) lower levels of gains resulting from the sale of loans, and (iv) merger expenses related to the proposed upcoming merger transaction with Washington Mutual.  Additionally, in March 2005, we recorded an $8.1 million recapture of allowance for loan losses. However, during the period ended June 30, 2006, such a recapture did not occur as there were no significant changes in the loan portfolio mix or loss factors. For the three months ended June 30, 2006, we reported return on average assets and return on average tangible assets of 0.93% and 1.00%, respectively, as compared to 1.47% and 1.59%, respectively, for the three months ended June 30, 2005.  Our return on average equity and return on average tangible equity was 6.90% and 15.56%, respectively, for the three months ended June 30, 2006 as compared to 11.62% and 28.11%, respectively, for the three months ended June 30, 2005.  During the six months ended June 30, 2006, we reported a return on average assets and return on average tangible assets of 0.96% and 1.04%, respectively, as compared to 1.62% and 1.75% for the six months ended June 30, 2005, respectively. Our return on average equity and return on average tangible equity was 7.24% and 16.49% for the six months ended June 30, 2006, respectively, compared to 12.99% and 31.26% for the six months ended June 30, 2005, respectively.

Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income totaled $38.8 and $76.9 million for the three and six months ended June 30, 2006, compared to $38.9 and $77.3 million for the three and six months ended June 30, 2005.

Net interest margin represents net interest income as a percentage of average interest-earning assets. Our net interest margin was 3.04% and 3.07% for the three and six months ended June 30, 2006, compared to 3.28% for both the three and six months ended June 30, 2005. Our net interest spread was 2.68% and 2.75% for the three and six months ended June 30, 2006, compared to 3.12% and 3.10% for the three and six months ended June 30, 2005.

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

	Three Months ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(In thousands)
Interest-earning assets:
Total loans(1)	$4,637,378	$77,429	6.68%	$4,176,721	$58,540	5.61%
Securities(2)	367,586	4,052	4.41	456,677	4,990	4.37
FHLB stock	86,948	1,120	5.17	98,289	1,086	4.42
Cash and cash equivalents(3)	7,446	124	6.68	9,233	62	2.69
Total interest-earning assets	5,099,358	82,725	6.49	4,740,920	64,678	5.46
Noninterest-earning assets	642,485			522,387
Total assets	$5,741,843			$5,263,307

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$899,682	7,228	3.22	$852,235	3,940	1.85
Certificates of deposit	1,275,671	13,948	4.39	1,061,326	6,921	2.62
Total deposits	2,175,353	21,176	3.90	1,913,561	10,861	2.28
FHLB advances	1,615,944	16,210	4.02	1,745,778	10,923	2.51
Exchange balances	614,946	2,713	1.77	539,222	1,147	0.85
Junior subordinated debentures	149,767	2,904	7.78	150,348	2,307	6.15
Other borrowings (5)	73,107	920	5.05	69,190	515	2.99
Total interest-bearing liabilities	4,629,117	43,923	3.81	4,418,099	25,753	2.34
Noninterest-bearing deposits/cost of funds (6)	291,464		3.58	127,561		2.27
Other noninterest-bearing liabilities	50,431			52,575
Total liabilities	4,971,012			4,598,235
Stockholders’ equity	770,831			665,072
Total liabilities and stockholders’ equity	$5,741,843			$5,263,307
Net interest-earning assets	$470,241			$322,821
Net interest income/interest rate spread		$38,802	2.68%		$38,925	3.12%
Net interest margin			3.04%			3.28%

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

(5)      Consists of federal funds purchased and other short-term borrowings.

(6)      Cost of funds represents the ratio of interest expense to total interest-bearing liabilities and noninterest-bearing deposits.

	Six Months ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans(1)	$4,534,488	$148,272	6.54%	$4,136,434	$114,445	5.53%
Securities(2)	377,407	8,317	4.41	469,190	10,209	4.35
FHLB stock	86,057	2,190	5.13	97,487	2,120	4.35
Cash and cash equivalents(3)	7,091	196	5.57	11,615	145	2.50
Total interest-earning assets	5,005,043	158,975	6.35	4,714,726	126,919	5.38
Noninterest-earning assets	623,558			508,412
Total assets	$5,628,601			$5,223,138

Interest-bearing liabilities:
Deposits:
Transaction accounts(4)	$934,840	13,935	3.01	$927,520	8,130	1.77
Certificates of deposit	1,249,840	25,917	4.18	1,045,302	12,605	2.43
Total deposits	2,184,680	39,852	3.68	1,972,822	20,735	2.12
FHLB advances	1,595,685	30,763	3.89	1,841,881	22,067	2.42
Exchange balances	591,060	4,109	1.40	362,148	1,487	0.83
Junior subordinated debentures	149,839	5,648	7.60	147,686	4,350	5.94
Other borrowings (5)	72,659	1,725	4.79	75,331	1,021	2.73
Total interest-bearing liabilities	4,593,923	82,097	3.60	4,399,868	49,660	2.28
Noninterest-bearing deposits/cost of funds (6)	230,549		3.43	118,484		2.31
Other noninterest-bearing liabilities	55,666			51,845
Total liabilities	4,880,138			4,570,197
Stockholders’ equity	748,463			652,941
Total liabilities and stockholders’ equity	$5,628,601			$5,223,138
Net interest-earning assets	$411,120			$314,858
Net interest income/interest rate spread		$76,878	2.75%		$77,259	3.10%
Net interest margin			3.07%			3.28%

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

	Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase (Decrease)
	(In thousands)
Interest-earning assets:
Total loans	$20,811	$11,013	$2,003	$33,827
Securities	131	(1,997)	(26)	(1,892)
FHLB stock	358	(247)	(41)	70
Cash and cash equivalents	175	(56)	(68)	51
Total net change in income on interest-earning assets	21,475	8,713	1,868	32,056

Interest-bearing liabilities:
Deposits:
Transaction accounts	5,697	64	45	5,806
Certificates of deposit	9,070	2,467	1,774	13,311
Total deposits	14,767	2,531	1,819	19,117
FHLB advances	13,442	(2,950)	(1,796)	8,696
Exchange balances	1,031	940	651	2,622
Junior subordinated debentures	1,217	63	18	1,298
Other borrowings	767	(36)	(27)	704
Total net change in expense on interest-bearing liabilities	31,224	548	665	32,437
Change in net interest income	$(9,749)	$8,165	$1,203	$(381)

Interest Income. Total interest income amounted to $82.7 million and $159.0 for the three and months ended June 30, 2006, respectively, compared to $64.7 million and $126.9 for the three and six months ended June 30, 2005, respectively. The increase in interest income for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 is primarily due to an increase in interest earning assets as well as higher loan yields.

Interest income on loans totaled $77.4 million and $148.3 million for the three and six months ended June 30, 2006, respectively, compared to $58.5 million and $114.4 million for the three and six months ended June 30, 2005. The higher interest income for the three and six months ended June 30, 2006 reflects the increase in our average balance of loans receivable as a result of the Calnet acquisition and lower loan sale volume as well as higher loan yields in 2006. The average yield earned on our total loans amounted to 6.68% and 6.54% for the three and six months ended June 30, 2006, respectively, compared to 5.61% and 5.53% for the three and six months ended June 30, 2005, respectively. The increase in loan yields in 2006 compared to 2005 is due to the rise in interest rates over the period, which has caused related loan indices to rise.

Interest income on securities and other interest-earning assets, which consist of federal funds sold and FHLB stock, totaled $5.3 million and $10.7 million for the three and six months ended June 30, 2006, compared to $6.1 million and $12.5 million for the three and six months ended June 30, 2005. The average yield on the securities portfolio increased to 4.41% for both the three and six months ended June 30, 2006, as compared to 4.37% and 4.35% for the three and six months ended June 30, 2005. The effect on interest income of the increase in the average yield earned on securities during the three months ended June 30, 2006 compared to the same periods in the prior year was more than offset by a decrease in the average balance of such assets during the period. The securities portfolio has continued to decline as cash generated from these assets is used to reduce short-term borrowings or is reinvested in higher yielding loans held-for-investment.

Interest Expense. Total interest expense was $43.9 million and $82.1 million for the three and six months ended June 30, 2006, respectively, compared to $25.8 million and $49.7 million for the three and six months ended June 30, 2005, respectively. The total cost of interest-bearing liabilities increased from 2.34% and 2.28% for the three and six months ended June 30, 2005, to 3.81% and 3.60% for the three and six months ended June 30, 2006. Our cost of funds, which includes the effect of noninterest-bearing deposits, increased from 2.27% and 2.31% for the three and six months ended June 30, 2005, to 3.58% and 3.43% for the three and six months ended June 30, 2006.

Interest expense on deposits totaled $21.2 million and $39.9 million for the three and six months ended June 30, 2006, respectively, compared to $10.9 million and $20.7 million for the three and six months ended June 30, 2005. The increase in interest expense for the three and six months ended June 30, 2006 as compared to the three and six months ended

June 30, 2005 is primarily due to an increase in market rates over the period. The average rate on interest-bearing deposits increased to 3.90% and 3.68% for the three and six months ended June 30, 2006, respectively, compared to 2.28% and 2.12% for the three and six months ended June 30, 2005.

Interest expense on borrowings, consisting of FHLB advances, exchange balances, junior subordinated debentures and other borrowings, amounted to $22.7 million and $42.2 million for the three and six months ended June 30, 2006, respectively compared to $14.9 million and $28.9 million and for the three and six months ended June 30, 2005, respectively. The average rate paid on borrowings was 3.72% and 3.54% for the three and six months ended June 30, 2006, respectively, compared to 2.38% and 2.40% for the three and six months ended June 30, 2005. The higher average rate paid on borrowings during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, reflects higher short and intermediate term interest rates during the current periods compared to the year-ago periods. This increase in borrowing cost was partially offset as the lower-cost exchange balances were used as an alternate funding source to the higher cost FHLB advances. Average outstanding exchange balances were $614.9 million and $591.1 million for the three and six months ended June 30, 2006, respectively as compared to $539.2 million and $362.1 million for the three and six months as of June 30, 2005. The increase in average exchange balances is due to the LAMI acquisition in March 2006 and from including the full impact of the NAEC acquisition for the entire quarter and year to date period in 2006.

Asset Quality and Allowance for Loan Losses. At June 30, 2006, there was no provision for loan losses recorded as compared to a recapture of $8.1 million of the allowance for loan losses for the six months ended June 30, 2005. Our asset quality review, performed during the second quarter of 2006, was based on our asset classification process of the total loan portfolio, which is incorporated into our allowance methodology evaluated on an ongoing basis. Our overall asset quality remains sound, as supported by its internal risk rating process of a more seasoned multifamily, commercial real estate and single family residential loan portfolio.

The table below summarizes the activity in our allowance for loan losses for the periods shown:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Balance, beginning of period	$29,955	$28,743	$28,705	$36,835
Recapture of allowance	—	—	—	(8,109)
Allowance acquired through purchase of Calnet	—	—	1,241	—
Amounts charged off	(23)	(14)	(29)	(32)
Recoveries on loans previously charged off	21	2	36	37
Balance, end of period	$29,953	$28,731	$29,953	$28,731

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

Management considers the following qualitative environmental factors in determining the allocated loss factors when analyzing the allowance for loan losses: the levels of and trends in past due, nonaccrual and impaired loans; the effects of changes in credit concentrations; levels of and trends in charge-offs and recoveries; the trend in volume and terms of loans; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

At June 30, 2006, we had $8.0 million of nonperforming assets as compared to $8.6 million at December 31, 2005. There were no nonperforming assets acquired in the Calnet acquisition. Nonperforming assets as of June 30, 2006 are primarily comprised of two single family residential loans totaling $4.2 million, one multifamily loan relationship totaling $750,000 and two construction and land loans totaling $2.6 million.  Nonperforming assets were 0.14% of total assets at June 30, 2006 as compared to 0.16% at December 31, 2005. Impaired loans, which are comprised of nonperforming assets of $8.0 million and $375,000 of troubled debt restructures (“TDRs”) on accrual status, totaled $8.4 million at June 30, 2006 as compared to $9.0 million at December 31, 2005. However, based on management’s analysis, no specific reserves are warranted as of June 30, 2006 as there is sufficient collateral to secure the loan principal balances. At June 30, 2006, total TDRs were comprised of two loans, the most significant being a $302,000 commercial real estate loan.

At June 30, 2006, loan concentration levels shifted slightly towards commercial real estate as compared to December 31, 2005. Our multifamily loans held-for-investment declined to 67% of total loans held-for-investment at June 30, 2006 as compared to 70% at December 31, 2005, while our commercial real estate portfolio increased to 16% of total loans held-for-investment at June 30, 2006 from 14% at December 31, 2005. Our construction and land loans remained at 7% of total loans held-for-investment at June 30, 2006 and December 31, 2005, respectively, while our business and other loans increased to 1% of total loans held-for-investment at June 30, 2006, due to the addition of the Calnet loan portfolio in March 2006.  Though the acquisition of Calnet increased our commercial business lines of credit, the impact was not significant enough to impact either the total credit concentration levels or our methodology for providing provision for the allowance for loan losses.

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

Management believes that its allowance for loan losses at June 30, 2006 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Noninterest Income. The following table sets forth information regarding our noninterest income for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Noninterest income:
Loan related fees	$1,405	$1,519	$2,561	$2,577
Retail banking fees	616	509	1,183	1,041
Mortgage banking fees, net	20	108	98	149
1031 exchange fees	1,131	1,347	2,056	1,720
Gain on sale of loans	88	2,757	296	3,401
Gain on sale of securities	—	—	—	—
Bank-owned life insurance	1,169	445	2,688	1,248
Other income	325	213	664	511
Total noninterest income	$4,754	$6,898	$9,546	$10,647

Noninterest income was $4.8 million and $9.5 million for the three and six months ended June 30, 2006, respectively, compared to $6.9 million and $10.6 for the three and six months ended June 30, 2005, respectively. The decrease in total noninterest income for the three and six months ended June 30, 2006 compared to the prior year periods is primarily due to a decline in gains on sale of loans, which was partially offset by increases in bank-owned life insurance income.  Gains on sale of loans totaled $88,000 and $296,000 for the three and six months ended June 30, 2006, respectively, compared to $2.8 million and $3.4 million for the three and six months ended June 30, 2005, respectively. The decline in gain on sale of loans over the respective periods is due to lower volume of sale activity in 2006, as the current year was not impacted by our loan portfolio remix strategy that was completed during 2005.  Loans sales during the six months ended June 30, 2006 totaled $31.3 million and primarily included multifamily loans sold under the FNMA MFlex program. Bank-owned life insurance income increased $724,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $1.4 million for the six months ended June 30, 2006 as compared to the prior year period. The increase is primarily due to an additional $65 million in bank-owned life insurance investments made in the latter half of 2005. Loan related fees includes loan prepayment fees of $1.2 million and $2.1 million for the three and six months ended June 30, 2006, respectively, compared to $1.3 million and $2.1 million for the three and six months ended June 30, 2005.

Noninterest Expenses. The following table sets forth information regarding our noninterest expenses for the periods shown.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Noninterest expenses:
Compensation and benefits	$11,625	$7,628	$23,872	$14,488
Occupancy and equipment	2,749	2,052	5,247	4,212
Marketing	406	619	784	1,273
Technology	913	646	1,756	1,258
Professional and consulting	2,462	694	4,263	1,192
Insurance premiums and assessment costs	647	574	1,282	1,142
Merger related	1,968	—	2,085	—
Amortization of core deposit intangible	215	162	390	325
Recapture of reserve for unfunded commitments	(46)	—	(47)	(1,490)
Other	3,783	3,055	7,313	5,848
Total noninterest expenses	$24,722	$15,430	$46,945	$28,248

Our noninterest expenses totaled $24.7 million and $46.9 million for the three and six months ended June 30, 2006, respectively, compared to $15.4 million and $28.2 million for the three and six months ended June 30, 2005, respectively, an increase of $9.3 million and $18.7 million, respectively. The increase in total noninterest expense for the three and six months ended June 30, 2006 was primarily due to increases in compensation and benefits, professional and consulting expenses and merger related expenses as compared to the prior year periods.  The increase in compensation and benefits for the three and six months ended June 30, 2006, is primarily the result of the internal growth in our operations as the full impact of the 2005 acquisitions of NAEC and TIMCOR and the March 2006 acquisition of LAMI are reflected in our current period results, increases of $645,000 and $1.4 million for the three and six month periods, respectively, related to the Commercial Banking Division which we expanded in July 2005 and an $830,000 increase in severance and related compensation expense for the six months ended June 30, 2006 that resulted from the initial impact of our previously announced cost savings and expense reduction plan.  Further, with the Company’s current plan to unwind the Commercial Banking Division prior to the close of the merger with Washington Mutual, additional severance and related costs are anticipated in the third quarter of 2006.  The increase in professional and consulting expenses over the three and six months ended June 30, 2006 is primarily due to our litigation defense costs related to the Comerica litigation.  During the six months ended June 30, 2006, we incurred $2.6 million in litigation defense costs related to the Comerica litigation.  For the three and six months ended June 30, 2006, we incurred $2.0 million and $2.1 million, respectively, in expenses related to the pending proposed merger with Washington Mutual. See Part II Item I – Legal Proceedings for further discussion of the Comerica litigation.

Income Taxes. We recognized $5.5 million and $12.4 million of income tax expense during the three and six months ended June 30, 2006, respectively, compared to $11.1 million and $25.4 million for the three and six months ended June 30, 2005. Our effective tax rate was 29.43% and 31.40% for the three and six months ended June 30, 2006, compared to 36.42% and 37.42% for the three and six months ended June 30, 2005. The reduction of our effective tax rate during the periods ended June 30, 2006 compared to the prior year periods reflects the realization of larger amounts of low income housing and other tax credits, increases in bank-owned life insurance income, the origination of income property loans in enterprise zones that generate certain state tax benefits and a reduction in management’s estimate of pretax income for the remainder of the year.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank’s policy to maintain greater liquidity than regulatory requirements in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank’s need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank’s liquidity consist of deposits, loan interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of San Francisco and reverse repurchase agreements. At June 30, 2006, the Bank had $1.0 billion in available FHLB borrowing capacity. Furthermore, we have historically been able to sell loans in excess of their carrying values during varying interest rate cycles. Consequently, based on our past experience, management believes that the Bank’s loans can generally be sold for more than their carrying values. At June 30, 2006, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $369.1 million. Certificates of deposit which are scheduled to mature within one year totaled $1.2 billion, excluding purchase accounting adjustments, at June 30, 2006, and Bank borrowings that are scheduled to mature within the same period amounted to $1.7 billion, excluding purchase accounting adjustments, at such date. Management believes the Bank has sufficient liquidity to support its operations.

Liquidity management at the holding company level focuses on the Company’s ability to generate sufficient cash to fund its operating expenses and debt service requirements. At June 30, 2006, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $12.3 million in the aggregate, based on the applicable interest rate at that date. Such interest payments are currently expected to be funded primarily with cash and liquid investments at the Company, which amounted to $23.1 million at June 30, 2006, including $1.4 million of an unencumbered mortgage-backed security. In addition, the Company also has the ability to receive dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the Office of Thrift Supervision (“OTS”) could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. At June 30, 2006, the Bank could dividend up to $152.7 million to us without having to file an application with the OTS, provided the OTS received prior notice of such distribution under applicable OTS regulations.  The Bank must file notice with the OTS at least 30 days before the proposed payment of a dividend or payment of a proposed capital distribution because it is the subsidiary of a savings and loan holding company.  The Bank must obtain prior approval from the OTS if it fails to meet to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the Bank’s capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the Bank would not be at least “adequately capitalized” or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the Bank is subject.

The Company has issued $92.5 million of trust preferred securities through its nine unconsolidated trust subsidiaries and acquired $51.0 million of trust preferred securities that Hawthorne had previously issued. In connection with the issuance or acquisition of these trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Company’s unconsolidated trust subsidiaries have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of a trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of the assets of the trust remaining available for distribution, in each case to the extent the Company’s trust subsidiaries have funds available. The proceeds received in connection with the issuance of such trust preferred securities were utilized by such trusts to purchase an aggregate of $148.0 million of junior subordinated debentures issued by the Company. As of June 30, 2006, the Company’s outstanding junior subordinated debentures included an aggregate of $138.7 million of floating rate debentures and $9.3 million of fixed rate debentures.

Capital Resources. The following table reflects the Bank’s actual levels of regulatory capital as of June 30, 2006 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the OTS’ prompt corrective action requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)(1)	$520,826	12.85%	$324,319	8.0%	$405,398	10.0%
Tier I (core) capital (to risk-weighted assets)(1)	490,873	12.11	162,159	4.0	243,239	6.0
Tier I (core) capital (to adjusted assets)(1)	490,873	9.23	212,640	4.0	265,800	5.0
Tangible capital (to tangible assets)(1)	490,873	9.23	79,740	1.5	N/A	N/A

(1)   Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $5.3 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $4.1 billion.

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

The Bank uses a dynamic, internally generated, interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates. This analysis assesses the effect on projected net interest income in the event of a parallel increase or decrease in interest rates, assuming such increase/decrease occurs ratably over the next twelve months and remains constant over the subsequent twelve months. Based on the sensitivity analysis performed by the Bank, the projected net interest income is higher in flat and declining interest rate scenarios than its historical net interest income due to the projected growth in the Bank’s balance sheet. A gradual parallel increase in interest rates of 200 basis points during the twelve months following June 30, 2006 would decrease the projected higher net interest income by 6.7%, while a gradual parallel decline in interest rates of 200 basis points during the twelve months following June 30, 2006 would increase the projected higher net interest income by 12.5%. A gradual increase in interest rates is currently projected to have a larger negative impact on the Bank’s net interest income. This is due to interest-bearing liabilities repricing faster than interest-earning assets as the mix of the Bank’s funding sources include higher concentrations of overnight and other short-term funding instruments. Based on the sensitivity analysis performed by the Bank at December 31, 2005, a gradual parallel increase in interest rates of 200 basis points during the twelve months following December 31, 2005 would have increased projected higher net interest income by 1.0%. A parallel decline in interest rates of 200 basis points during the twelve months following December 31, 2005 would increase projected net interest income by 3.2%.

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

Though we rely on a net interest income sensitivity/simulation model to manage our interest rate risk, we do monitor the interest rate sensitivity gap of the Bank’s interest-earning assets and interest-bearing liabilities. At June 30, 2006, the Bank’s interest-earning assets, which mature or reprice within one year, exceeded its interest-bearing liabilities with similar characteristics by $339.8 million, or 5.99% of total assets.

The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities as of June 30, 2006, based on the information and assumptions set forth in the notes below.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents(1)	$6,340	$—	$—	$24,765	$31,105
Securities(2)	138,283	102,407	123,325	65,197	429,212
Single family residential loans(3)	359,997	70,375	30,473	3,108	463,953
Multifamily residential loans(3)	2,529,405	422,264	135,121	42,080	3,128,870
Commercial real estate loans(3)	385,120	185,839	94,800	40,125	705,884
Construction loans (3)	230,492	4,846	—	—	235,338
Land loans (3)	92,854	—	—	—	92,854
Commercial business and consumer loans(3)	32,405	—	—	—	32,405
Other assets(4)	—	—	—	552,506	552,506
Total	$3,774,896	$785,731	$383,719	$727,781	$5,672,127
Liabilities:
Certificates of deposit(5)	$1,235,717	$35,925	$867	$—	$1,272,509
Demand deposits – Noninterest bearing	—	—	—	229,239	229,239
Demand deposits – Noninterest bearing: exchange balances(6)	3,118	12,473	15,592	—	31,183
Demand deposits – Interest bearing(7)	7,087	28,347	35,434	—	70,868
Money market checking(8)	293,544	205,482	88,064	—	587,090
Money market savings(8)	74,973	52,481	22,492	—	149,946
Money market: exchange balances(6)	53,490	213,960	267,450	—	534,900
Savings accounts(8)	47,665	33,364	14,298	—	95,327
FHLB advances(9)(10)	1,642,459	50,340	27,085	—	1,719,884
Other borrowings	77,000	—	—	—	77,000
Other liabilities(11)	—	—	—	49,610	49,610
Total	$3,435,053	$632,372	$471,282	$278,849	$4,817,556
Excess of total assets over total liabilities	$339,843	$153,359	$(87,563)	$448,932
Cumulative excess of total assets over total liabilities(12)	$339,843	$493,202	$405,639	$854,571
Cumulative excess of total assets over total liabilities as a percentage of total assets(12)	5.99%	8.70%	7.15%	15.07%

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

(5)           Includes remaining purchase premium of $441,000.

(6)           Includes exchange balances held at the Bank by TIMCOR, NAEC and LAMI in noninterest-bearing demand and money market deposit accounts. Included in the money market balances are $271.7 million of money market checking and $263.2 million of money market savings account balances. Exchange deposits held at the Bank by TIMCOR, NAEC and LAMI are viewed as being a stable source of funds with a longer duration than other core money market accounts. In addition, as Commercial Capital Bancorp directs these balances to the Bank, the deposits are viewed as less interest sensitive. As a result, the following allocation of principal balances is assumed: 10% during the first twelve months, 40% during 1-3 years and 50% during 3-5 years.

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

(9)           Includes remaining net purchase premiums of $584,000.

(10)         At June 30, 2006, the Bank had $1.1 billion of putable FHLB advances. The Bank’s putable FHLB advances have original ten-year maturities with varying put dates that take effect one to two years after issuance. At June 30, 2006, $1.0 billion of the putable FHLB advances either currently have, or will have in the future, quarterly put dates at the option of the FHLB and $25.0 million of putable FHLB advances have a one time put date at the option of the FHLB scheduled in 2007. The Bank allocates these putable FHLB advances based on anticipated put or maturity dates taking into consideration the current interest rate environment. As such, $1.0 billion are reflected in the above table in accordance with the respective first put dates while $27.0 million of putable advances are reflected at the scheduled maturity date. The Bank’s remaining fixed-rate advances are included in the periods in which they are scheduled to mature. At June 30, 2006 the following table provides a quarterly summary of the schedule or anticipated maturities or repricing of the Bank’s FHLB advances, excluding $159,000 of net acquisition premiums, over the next twelve months and weighted average rates.

	Within Three		Four to Six		Seven to Nine		Ten to Twelve		Total Maturing Within Twelve
	Months		Months		Months		Months		Months
	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
	(Dollars in thousands)
Fixed and putable advances	636,000	3.92%	250,000	3.70%	250,000	3.44%	125,000	3.84%	1,261,000	3.77%
Overnight advances	381,300	5.39%	—	—	—	—	—	—	381,300	5.39%
Total	1,017,300	4.47%	250,000	3.70%	250,000	3.44%	125,000	3.84%	1,642,300	4.15%

(11)         Includes accrued interest payable and other liabilities.

(12)         If the principal balance for all interest-bearing demand deposit, money market checking, money market savings, exchange balance deposits (both demand deposits and money market) and savings accounts were allocated entirely to the first twelve months, the Bank’s interest-bearing liabilities which mature or reprice within one year would have exceeded its interest-earning assets with similar characteristics by $649.6 million, or 11.5% of total assets.

At June 30, 2006, of the Bank’s $4.7 billion total loan portfolio, including loans held-for-sale, 98% or $4.6 billion, had interest rates which adjust within a five year period, and 79% or $3.6 billion, had interest rates which adjust within a one-year period, based on scheduled amortization of the loan portfolio, adjusted for estimated prepayments.

In addition to the Bank’s interest sensitive assets and liabilities shown in the table above, the Company has also issued approximately $148.0 million of junior subordinated debentures through its unconsolidated trust subsidiaries. As of June 30, 2006, approximately $123.2 million is expected to reprice during the next twelve months, $15.5 million within the next 3-5 years and $9.3 million over 5 years.

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

Disclosure controls and other procedures adopted by the Company are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Comerica

On July 29, 2005, Comerica Bank, or Comerica, a Michigan banking corporation, filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against CCBI, the Bank, and twenty-four (24) individuals who were formerly employees of Comerica (the “Comerica Employee Defendants”) entitled Comerica Bank, a Michigan banking corporation and successor by merger to Comerica Bank California vs. Commercial Capital Bancorp, Inc., Commercial Capital Bank, James R. Daley, et al. The complaint alleges, among other things, that CCBI, the Bank and the Comerica Employee Defendants conspired to disrupt Comerica’s business through the misappropriation of trade secrets and confidential employee and customer information to solicit Comerica’s customers, as well as the “raiding” of twenty-three (23) employees from Comerica’s Financial Services Division.

On August 1, 2005, a temporary restraining order, or TRO, was imposed against all of the named defendants, which TRO prohibited, among other things, the use by the defendants of Comerica’s trade secrets and confidential information. On November 7, 2005, the court granted a preliminary injunction in favor of Comerica. The preliminary injunction prohibited CCBI, the Bank and the Comerica Employee Defendants from using, destroying, concealing and/or disclosing any of Comerica Bank’s confidential proprietary or trade secret information, and from soliciting certain of Comerica’s customers, vendors and employees, during the period Comerica’s lawsuit is pending. The preliminary injunction ordered CCBI, the Bank, and the Comerica Employee Defendants to return any proprietary documents and information that the Comerica Employee Defendants are alleged to have taken when they left their employ with Comerica. Thereafter, CCBI, the Bank and the Comerica Employee Defendants filed a Notice of Appeal and, subsequently, a motion with the Superior Court to clarify the scope of the preliminary injunction. On December 30, 2005, the court issued a revised preliminary injunction and increased the bond required to be posted by Comerica during the pendency of the litigation.  The Bank and the Comerica Employee Defendants appealed from the order imposing the preliminary injunction and from the subsequent revised preliminary injunction.  On June 9, 2006 the Court of Appeals for the First Appellate District issued an order finding that since the December 30, 2005 modification occurred after the November 7, 2005 injunction had been appealed, the revised preliminary injunction was void.  Because the December 30, 2005 revised preliminary injunction was determined to be void, the Court of Appeals held it had to be reversed.  The Bank and the Comerica Employee Defendants’ appeals of the preliminary injunction issued on November 7, 2005 remain pending.

Comerica is seeking damages in an amount to be proven at trial as well as punitive and exemplary damages against CCBI, the Bank and the Comerica Employee Defendants. At a status conference held on March 30, 2006, the court scheduled the case for trial on April 23, 2007.  CCBI and the Bank have asserted that the Comerica litigation is without merit and that CCBI and the Bank will vigorously defend the litigation. Many of the Comerica Employee Defendants have filed cross-claims against Comerica.  On March 31, 2006, fourteen (14) of the Comerica Employee Defendants were terminated by the Bank in connection with a reduction in force undertaken by the Bank.   On June 22, 2006, CCBI entered into a letter agreement, acknowledged by Washington Mutual, whereby, James Daley, a Comerica Employee Defendant, agreed to voluntarily resign from his positions with CCBI and the Bank, which resignation shall be effective upon the date of the closing of the proposed merger between CCBI and Washington Mutual, Inc.

Walter Arnold

As disclosed in CCBI’s definitive proxy statement issued on June 26, 2006 to CCBI’s shareholders which solicited approval of the Agreement and Plan of Merger between CCBI and Washington Mutual, Inc., (the “Proxy Statement”), Walter Arnold, a purported shareholder of CCBI, filed a complaint on May 5, 2006 seeking class action status in the Eighth Judicial District Court in Clark County, Nevada against CCBI and each of CCBI’s directors entitled Arnold v. Commercial Capital Bancorp, Inc., et al. (Case No. A521459). The complaint alleges, among other things, that CCBI’s directors breached their fiduciary duties by failing to maximize shareholder value with regard to the proposed acquisition of CCBI by Washington Mutual. Among other things, the complaint seeks class action status, a court order enjoining CCBI and CCBI’s directors from proceeding with or consummating the proposed merger, and the payment of attorneys’ and experts’ fees.

On June 22, 2006, CCBI entered into a Memorandum of Understanding with Walter Arnold in the above referenced action. Pursuant to such Memorandum of Understanding, CCBI provided additional requested disclosures in the Proxy Statement.  Further, the parties have agreed to enter into a stipulation of settlement, which is subject to court approval, which will provide for certification of a non-opt-out class of CCBI shareholders, for entry of a judgment dismissing the purported class action and a complete release and settlement of all claims. This settlement is not an admission of fault by CCBI or CCBI’s directors.  In connection with such settlement, CCBI has agreed to pay plaintiff’s counsel attorney’s fees and costs in an amount not to exceed $325,000, subject to court approval.

Other Matters

The Company is involved in a variety of other litigation matters in the ordinary course of business and anticipates that it will become involved in new litigation matters from time to time in the future. Except with respect to the Comerica litigation referred to above, as to which CCBI and the Bank are not in a position to express an opinion, based on its current assessment of the outstanding litigation matters, either individually or in the aggregate, the Company does not presently believe that they are likely to have a material adverse impact on Company’s financial condition, results of operation, cash flows or prospects. However, the Company will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the Company’s assessment of its legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the three months ended June 30, 2006.  There are 532,463 shares remaining that may be purchased under the Company’s plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

On June 22, 2006, the Company entered into a letter agreement James Daley, which was acknowledged by Washington Mutual, Inc., whereby Mr. Daley agreed to voluntarily resign from his positions with the Company and the Bank, which resignation shall be effective as of the date of closing of the merger with Washington Mutual, Inc. (the “Merger”).  Pursuant to the letter agreement, Mr. Daley will continue to provide consulting advice and other services to the Company and the Bank until the closing of the Merger.  Upon consummation of the Merger, Mr. Daley will receive the payments and other benefits previously disclosed in the Company’s Proxy Statement for the Special Meeting of Stockholders, held on July 25, 2006.  The letter agreement with Mr. Daley is set forth as Exhibit 10.5.2 to this Form 10-Q and incorporated herein by reference.

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

10.3	Employment Agreement dated September 13, 2001 between Commercial Capital Bancorp, Inc. and Stephen H. Gordon.(2)(4)

10.4	Employment Agreement dated September 13, 2001 between Commercial Capital Bank, FSB and Stephen H. Gordon.(2)(4)

10.5	Form of Employment Agreement between Commercial Capital Bancorp, Inc. and certain executive officers.(5)(14)

10.5.1	Employment Agreement dated July 20, 2005 between Commercial Capital Bancorp, Inc. and James R. Daley.(21)
10.5.2	Letter Agreement dated June 22, 2006 between Commercial Capital Bancorp, Inc. and James R. Daley.
10.5.3	Employment Agreement dated October 27, 2005 between Commercial Capital Bancorp, Inc. and James Leonetti.(22)

10.6	Form of Employment Agreement between Commercial Capital Bank, FSB and certain executive officers.(5)(15)

10.7	Amended and Restated Declaration of Trust among Commercial Capital Bancorp, Inc., Wilmington Trust Company and the Administrative Trustees of CCB Capital Trust I dated November 28, 2001.(2)

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

COMMERCIAL CAPITAL BANCORP, INC.

	By:	/s/ Stephen H. Gordon
Stephen H. Gordon
Chairman of the Board and Chief Executive Officer

August 9, 2006

	By:	/s/ James H. Leonetti
James H. Leonetti
Chief Financial Officer

August 9, 2006